Form 10-K
period 1993-12-31
SHORELINE FINANCIAL CORP
filed 1994-03-30
CIK 822697

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-K

     __X__ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the fiscal year ended December 31, 1993

     _____ Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ________ to __________

                         Commission File Number:  0-16444

                         SHORELINE FINANCIAL CORPORATION
          (Exact name of registrant as specified in its charter)

               Michigan                              38-2758932
     (State of incorporation)           (I.R.S. Employer Identification No.)

          823 Riverview Drive
          Benton Harbor, Michigan                        49022
     (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code:  (616) 927-2251

          Securities registered pursuant to Section 12(g) of the Act:

                                Common Stock
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  ___X___        No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the filing.

          Aggregate Market Value as of February 28, 1994:  $102,523,262


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common stock outstanding at February 28, 1994:  3,307,202 shares

                    Documents Incorporated By Reference

Portions of the registrant's proxy statement for its May 5, 1994, annual meeting of shareholders are incorporated by reference in Part III.

                                   PART I

Item 1.  Business

GENERAL

     Shoreline Financial Corporation ("Shoreline" or the "Corporation") is a bank holding company. Shoreline was formed on April 23, 1987, for the purpose of affecting the affiliation of Inter-City Bank ("Inter-City") of Benton Harbor, Michigan, and Citizens Trust and Savings Bank ("Citizens") of South Haven, Michigan. On December 31, 1993, these banks represented Shoreline's only operating subsidiaries. Shoreline had assets at December 31, 1993, totaling $620.6 million, deposits of $557.4 million and shareholders' equity of $52.6 million.

     Shoreline's business is concentrated exclusively in the commercial banking industry segment. Shoreline's subsidiary banks offer individuals, businesses, institutions and government agencies a full range of commercial banking services including time, savings and demand deposits; commercial, consumer and real estate financing; bank credit cards; safe deposit services; automated transaction machine services and trust services. The business of Citizens is mildly seasonal due to the recreational and agricultural components of the local economy. No material part of the business of Shoreline and its subsidiaries is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on Shoreline.

     The principal markets for Shoreline's financial services are presently the Michigan communities in which Inter-City and Citizens are located, and the areas immediately surrounding these communities. Shoreline and its subsidiaries serve these markets through 23 offices located in and around these communities. Shoreline and its subsidiaries have no material foreign assets or income.

     During 1993, Shoreline expanded its branch network with the acquisition of four branches from Standard Federal Bank located in Berrien Springs, Three Oaks, Edwardsburg and Hartford. This acquisition was completed in July 1993.

     On May 5, 1993, Shoreline announced its intention to affect a merger between its two subsidiary banks, Inter-City and Citizens. The resulting single bank will be named Shoreline Bank. It is believed that the merger of the two banks will allow Shoreline to further realize operational efficiencies and provide more consistent and improved service to the market areas that Shoreline currently services. Completion of the transaction is subject to regulatory approval and is anticipated to be consummated during the second quarter of 1994.

     On December 7, 1993, the Corporation announced an agreement with Great Lakes Bancorp, Ann Arbor, Michigan, under which Shoreline will purchase and assume from Great Lakes Bancorp certain assets and liabilities associated with its branch located in South Haven, Michigan. This branch has deposits totaling approximately $13 million. Completion of the transaction, which will be accounted for as a purchase, is subject to regulatory approval and a number of other conditions, and is anticipated to be consummated during the second quarter of 1994.

     The principal source of revenue for Shoreline and its subsidiaries is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 70.7 percent of Shoreline's total revenues in 1993,
69.2 percent in 1992 and 71.2 percent in 1991. Interest on investment securities accounted for 17.8 percent of Shoreline's total revenues in 1993, 21.4 percent in 1992 and 20.3 percent in 1991.

COMPETITION

     The business of banking is highly competitive. Banks face significant competition from other commercial banks and, in some product lines, saving and loan associations, credit unions, finance companies, insurance companies and investment and brokerage firms. The principal forms of competition for financial services are price and the convenience and quality of services rendered to customers.

SUPERVISION AND REGULATION

     A state or national bank may generally open a branch office anywhere in the State of Michigan without regard to its proximity to that bank's home office. Regulatory approval is required, but approval is based primarily upon the adequacy of the bank's capital and the prospects for success of the branch. Michigan banks or bank holding companies may acquire or be acquired by banks or bank holding companies located in any state that passes a banking statute granting reciprocal privileges.

     Banks and bank holding companies are extensively regulated. Inter-City and Citizens are chartered under state law and are supervised, examined and regulated by both the Financial Institutions Bureau of the Michigan Department of Commerce and the Federal Deposit Insurance Corporation. Shoreline is regulated by the Federal Reserve System. The business activities of Inter-City Bank and Citizens are significantly limited in a number of respects by federal and state laws governing banks. Deposits of both banks are insured by the Federal Deposit Insurance Corporation to the extent provided by law.

     Prior approval of the Federal Reserve Board, and in some cases various other government agencies, will be required for Shoreline to acquire control of any additional banks or other operating subsidiaries. The business activities of Shoreline and its subsidiaries will be limited to banking and other activities which are determined by the Federal Reserve Board to be closely related to banking.

     Banks are subject to a number of federal and state laws and regulations which have a significant impact upon their business. These include among others: state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Community Reinvestment Act, the Financial Institutions Reform, Recovery and
Enforcement Act of 1989, the FDIC Improvement Act of 1991, electronic funds transfer laws, redlining laws, antitrust laws and privacy laws.

     The instruments of monetary policy of authorities, such as the Federal Reserve System, may be used to influence the growth and distribution of bank loans, investments and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

     Shoreline and its subsidiaries employ approximately 320 persons.

     A detailed discussion and statistical presentation of certain financial aspects of Shoreline's business is contained in Items 6 and 7.


Item 2.  Properties

     Shoreline maintains its offices and conducts its business operations from the principal banking office of Inter-City in Benton Harbor, Michigan. The holding company neither owns nor has any present plan to acquire any real property.

     Inter-City's principal office is located at 823 Riverview Drive, Benton Harbor, Michigan. The Riverview Drive premises encompass approximately 21,000 square feet on three floors, all of which are occupied by Inter-City and Shoreline. Inter-City owns the premises occupied by each of its 15 branch offices. During 1994, Inter-City will construct an 8,000-square-foot addition to its Pleasant Street location, St. Joseph, Michigan, to house the consolidated mortgage, consumer loan, collections and trust departments upon the merger of Inter-City and Citizens. The cost of this project is estimated to be $1.2 million.

     Citizens' principal office is located at 433 Phoenix Street, South Haven, Michigan. The principal office occupies approximately 36,000 square feet, all of which is occupied by Citizens' banking operations and Shoreline's EDP operations. In addition to its principal office, Citizens owns each of its seven branch offices.


Item 3.  Legal Proceedings

     Shoreline's subsidiaries are parties, as plaintiff or as defendant, to a number of legal proceedings, none of which is considered material and, all of which arise in the normal course of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the three months ended December 31, 1993.

                              PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

     Shoreline common stock is traded in the over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the trading symbol SLFC. Prices are based on reports published for representative quotations in the over-the-counter market supplied by the National Association of Securities Dealers, Inc. In all periods, the prices shown reflect interdealer prices and do not include retail markups, markdowns or commissions, and may not necessarily represent actual transactions. There may have been transactions or quotations at higher or lower prices of which management is not aware. Market prices have been adjusted to give retroactive effect to the three-for-two stock split paid in April of 1992 and the 5 percent stock dividend paid in April of 1993. A proposed three-for-two stock split payable on May 31, 1994 to shareholders of record on May 16, 1994 has been declared, subject to shareholder approval of an increase in authorized capital. The prices shown have not been adjusted for this future stock split. As of February 28, 1994, there were approximately 1,260 shareholders of record owning common stock of Shoreline.

Market Price of Common Stock (bid price)
                        1993                 1992
Quarter Ended       High      Low       High      Low
March 31            $28.25    $21.43    $17.46    $15.24
June 30              28.00     26.25     20.95     16.19
September 30         30.00     27.00     23.33     20.00
December 31          29.50     28.00     23.33     20.95


     The following table summarizes the quarterly cash dividends paid to common shareholders during the last two years, adjusted for the 5 percent stock dividend paid in April of 1993 and the three-for two stock split paid in April of 1992:

Quarter                       1993      1992
1st                           $.20      $.17
2nd                            .21       .19
3rd                            .21       .19
4th                            .21       .19
     Total                    $.83      $.74


                                    -7-
     Shoreline's principal source of funds to pay cash dividends is the earnings of its subsidiary banks. State and federal laws and regulations limit the amount of dividends that banks can pay. Cash dividends are dependent upon the earnings, capital needs, regulatory constraints and other factors affecting each of the banks. Based on projected earnings, management expects Shoreline to declare and pay regular quarterly dividends on its common shares in 1994.


Item 6.  Selected Financial Data.

FINANCIAL HIGHLIGHTS
(In thousands except financial ratios and per share data)
                                         1993      1992       1991     1990       1989
AT YEAR END: (1)
  Total assets                          $620,620  $533,004  $507,129  $475,691  $438,010
  Net loans                              408,107   350,174   340,043   312,617   288,914
  Total deposits                         557,409   480,458   458,913   431,295   395,312
  Long-term debt                           5,000         0         0         0         0
  Shareholders' equity                    52,607    48,194    44,360    40,861    37,923
FOR THE YEAR: (1)
  Total interest income                 $ 40,424  $ 41,681  $ 43,770  $ 42,614  $ 41,229
  Net interest income                     23,066    22,130    19,980    18,458    18,036
  Provision for loan losses                1,380     1,380     1,270     1,185     1,105
  Net income                               6,538     5,932     5,335     4,707     4,916
FINANCIAL RATIOS:
  Return on average shareholders'
     equity                                12.85%    12.77%    12.55%    11.95%    13.54%
  Return on average assets                  1.15%     1.13%     1.09%     1.05%     1.16%
  Average equity capital to
     average assets                         8.94%     8.87%     8.72%     8.75%     8.55%
  Dividend payout ratio                    41.72%    40.83%    39.78%    40.77%    35.47%
PER SHARE DATA:
  Earnings per share(2)                 $   2.00  $   1.82  $   1.65   $  1.46   $  1.52
  Cash dividends declared per share(2)       .83       .74       .65       .59       .54
  Book value per share(3)                  15.94     14.74     13.63     12.64     11.76

(1)  See Note 1 to the Consolidated Financial Statements in Item 8 for basis of reporting consolidated financial information.
(2)  Based on average annual shares outstanding adjusted to reflect stock splits and stock dividends.  See Note 1 to the Consolidated Financial Statements in Item 8.
(3)  Based on shares outstanding at period end adjusted to reflect stock splits and stock dividends.
     See Note 1 to the Consolidated Financial Statements in Item 8.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion provides additional information about the Corporation's financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 8.

SUMMARY OF EARNINGS

     Shoreline Financial Corporation's net income for 1993 was $6,537,522, an increase of $605,933 or 10.2 percent, over the $5,931,589 earned in 1992. Nineteen ninety-two's results represented an 11.2 percent increase over 1991's net income of $5,334,669.

EARNINGS PER SHARE

     Earnings per share, computed on the weighted average number of common shares outstanding, was $2.00 in 1993. This is an increase of 9.9 percent over the $1.82 earned in 1992. Earnings per share of $1.65 was recorded in 1991. These results on a per share basis have been adjusted to reflect stock splits and stock dividends paid, but not the proposed three-for-two stock split payable May 31, 1994.

RETURN ON AVERAGE COMMON EQUITY

     Return on average common equity was 12.85 percent in 1993. This positively compares to the return on average common equity recorded in 1992 of 12.77 percent and 12.55 percent earned in 1991. The return on average common equity is a measure used to determine how profitably the shareholders' invested capital is employed.

RETURN ON AVERAGE ASSETS

     In 1993, Shoreline Financial's return on average assets was 1.15 percent. This compares to 1992's return on average assets of 1.13 percent and 1991's return on average assets of 1.09 percent. The return on average assets is a measure commonly used to compare the profitability of financial institutions.

BOOK VALUE PER SHARE

     Book value per share increased 8.1 percent to $15.94 at December 31, 1993. This compares to book value per share of $14.74 and $13.63 at December 31, 1992 and 1991, respectively. Book value per share has been restated to give recognition to stock splits and stock dividends paid, but not including the proposed three-for-two stock split payable May 31, 1994.

ACQUISITIONS

     In July of 1993, Shoreline Financial Corporation acquired the Berrien Springs, Three Oaks, Edwardsburg and Hartford branches of Standard Federal Bank. Shoreline assumed deposit liabilities of approximately $56.6 million and received approximately $42.0 million in residential loan products, $0.8 million in premises and equipment and cash of $11.4 million.

     On December 7, 1993, Shoreline announced an agreement with Great Lakes Bancorp, Ann Arbor, Michigan, under which Shoreline will purchase and assume certain assets and liabilities associated with its branch located in South Haven. This branch has deposits totaling approximately $13 million. Completion of the transaction, which will be accounted for as a purchase, is subject to regulatory approval and a number of other conditions, and is anticipated to be consummated during the second quarter of 1994.

SUMMARY OF OPERATING RESULTS

     The following is a summary of the major components of the Corporation's operating results for the last three years.

Years ended December 31
(In thousands)                              1993       1992      1991
Net interest income                      $ 23,066   $ 22,130   $19,980
Add: Taxable equivalent adjustment(1)       1,719      1,835     1,637
Taxable equivalent net interest income     24,785     23,965    21,617
Provision for loan losses                  (1,380)    (1,380)   (1,270)
Other income                                4,754      3,968     3,188
Other expenses                            (17,987)   (17,496)  (15,411)
Income taxes, including
  taxable equivalent adjustment(1)         (3,634)    (3,125)   (2,789)
Net Income                               $  6,538   $  5,932   $ 5,335

(1) Tax equivalent adjustment based upon federal tax rate of 34 percent.

     Nineteen ninety-three's net income of $6,538,000 represents the third consecutive year of record earnings for the Corporation. A combination of factors helped to produce this increased level of net income. Tax equivalent net interest income increased $820,000 or 3.4 percent, to $24,785,000 in 1993. Other income produced a strong increase of $786,000 or
19.8 percent over 1992's results, while the Corporation was able to hold the growth in other expense to a relatively modest level of only 2.8 percent. Due to a significant reduction in the level of net charge-offs experienced in 1993, the Corporation was able to maintain 1993's provision for loan losses at $1,380,000, the same level as 1992.

NET INTEREST INCOME

     Net interest income, the difference between interest and fees earned on earning assets and the interest expense related to deposits and other borrowed funds, is the major component of earnings for financial institutions. Net interest income on a fully taxable equivalent basis accounted for 83.9 percent of Shoreline's total income in 1993, 85.8 percent in 1992 and 87.1 percent in 1991. There are a number of factors (which management may or may not be able to affect) which influence net interest income, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities, market interest rates, monetary and fiscal policies and customer preference.

       The following table presents interest income from average earning assets, expressed in dollars and yields on a fully taxable equivalent basis, and interest expense on average interest-bearing liabilities expressed in dollars and rates.

Average Consolidated Balance Sheets/Interest Rates
(In thousands)                                      1993                         1992                          1991
                                        Average              Average  Average             Average  Average             Average
                                        Balance   Interest   Rate     Balance   Interest  Rate     Balance   Interest  Rate
Interest-earning Assets
  Interest-earning deposits            $      0   $      0     N/A   $      0  $     0    N/A    $      0     $     0    N/A
  Federal funds sold                     15,799        468    2.96%     9,164      305   3.33%     14,203         812   5.72%
  Investment securities:

     Taxable                             86,375      5,119    5.93%    82,832    6,707   8.10%     76,649       6,807   8.88%
     Tax-exempt(2)                       41,004      4,408   10.75%    42,899    4,634  10.80%     36,536       4,104  11.23%
  Loans - net of unearned income(1)(2)  385,138     32,148    8.35%   351,168   31,870   9.08%    324,911      33,684  10.37%
     Total interest-earning assets      528,316     42,143    7.98%   486,063   43,516   8.95%    452,299      45,407  10.04%

Non-earning Assets
  Cash and due from banks                28,075                        25,746                      23,140
  Premises and equipment - net            8,439                         7,742                       7,429
  Other non-earning assets                9,623                         8,378                       8,540
  Allowance for loan losses              (5,182)                       (4,210)                     (3,629)
     Total assets                      $569,271                      $523,719                    $487,779

Interest-bearing Liabilities
  Demand deposits                      $  59,255     1,169    1.97%  $ 54,822    1,691   3.08%     $48,454      2,134   4.40%
  Savings deposits                       153,033     4,262    2.79%   122,174    4,152   3.40%     109,776      5,282   4.81%
  Time deposits                          239,789    11,809    4.92%   241,560   13,680   5.66%     231,656     16,372   7.07%
  Short-term borrowed funds                1,943        42    2.16%                                     45          2   4.44%
  Long-term debt                           1,548        76    4.91%       877       28   3.19%     389,931     23,790   6.10%
    Total interest-bearing liabilities   455,568    17,358    3.81%   419,433   19,551   4.66%

Non-interest-bearing Liabilities
  Demand deposits                         59,987                       54,501                       51,660
  Other liabilities                        2,848                        3,322                        3,674
  Shareholders' equity                    50,868                       46,463                       42,514
    Total liabilities and shareholders'
       equity                          $ 569,271                     $523,719                     $487,779
Net Interest Income                               $ 24,785                     $23,965                        $21,617

Net Interest Income as a Percentage
     of Interest-earning Assets                               4.69%                      4.93%                          4.78%

(1)  Nonaccrual loans are included in the daily average loans outstanding for purposes of this calculation.
     See Note 1 to the Consolidated Financial Statements in Item 8 regarding recognition of loan fee income.
(2)  Yields are computed on a fully tax-equivalent basis using a federal income tax rate of 34 percent in all years presented.

     Net interest income on a fully taxable equivalent basis totaled $24,785,000 in 1993. This represents an increase of $820,000 or 3.4 percent over the previous year. This increase in net interest income is primarily attributable to the growth in the volume of interest-earning assets net of interest-bearing liabilities. Shoreline's earning assets averaged $528.3 million in 1993, an increase of $42.3 million or 8.7 percent. Growth in average total loans accounted for approximately $34 million of this increase. This growth in total loans was assisted by the addition of approximately $42 million of residential loan products in July of 1993 acquired as a part of the Standard Federal Bank branch acquisition.

     Net interest margin is calculated by dividing fully taxable equivalent net interest income by average interest-earning assets. Shoreline's net interest margin was 4.69 percent in 1993 compared to 4.93 percent in 1992 and 4.78 percent in 1991. The significant interest rate declines during 1991 and 1992 enabled Shoreline to reduce its cost of funds to a greater extent than its yields on earning assets during 1992. However, during the relatively unchanging interest rate environment experienced during 1993 (i.e. no change in the prime or discount rate during the year), rate reductions on interest-earning assets exceeded the reductions achieved in cost of funds. Specifically, Shoreline's yield on its mortgage-backed securities portfolio declined in excess of 200 basis points from the previous year. The high level of mortgage loan refinancing activity that occurred during 1993 resulted in increased prepayments on these securities, thereby having not only the effect of decreasing the existing effective yield on these securities but producing a greater amount of dollars to be reinvested at the reduced current rates. Similarly, 1993's refinancing activity also had a negative impact on Shoreline's mortgage loan portfolio yield. The purchase of $42 million of mortgage loans from Standard Federal Bank at current market rates also played a significant role in the reduced yield in this portfolio.

     Assuming a continued stable interest rate environment, management recognizes that, in 1994, conditions are present which would result in continued rate reductions on interest-earning assets in excess of rate reductions on interest-bearing liabilities. This could result in a further reduction in Shoreline's net interest margin.

     In 1992, net interest income increased $2,348,000 to $23,965,000 on a fully taxable equivalent basis. Approximately $2.1 million of this increase resulted from the $33.8 million, or 7.5 percent growth in average interest-earning assets which more than offset the impact of the $29.5 million increase in average interest-bearing liabilities. The net interest margin of 4.93 percent in 1992 represented a 15 basis point increase over 1991's net interest margin. The relative stabilization of interest rates during 1992 (i.e., a 100 basis-point reduction in the prime rate in 1992 compared to a 300 basis-point reduction in 1991) along with the Corporation's ability to further reduce rates paid on deposit accounts helped to increase the Corporation's net interest margin. Specifically, the Corporation experienced strong growth in lower costing savings and interest-bearing demand accounts while also significantly reducing the rates paid on these accounts, demonstrating a relative insensitivity to rate changes by the customer due to reduced rates offered by competing institutions. This reduction in deposit rates was accomplished while yields on rate sensitive assets reduced more moderately. Compared to 1991, average balances in savings accounts and interest-bearing demand accounts increased 11.3 percent and 13.1 percent, respectively, while the rates paid on these accounts decreased 141 and 132 basis points, respectively. In comparison, average time deposits increased only 4.3 percent while experiencing a similar 141 basis-point reduction in the rates paid in 1992.

     The following table sets forth the changes in fully taxable equivalent interest income and in interest expense as they relate to changes in volume and changes in rate. The change due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                        1993 Compared to 1992                   1992 Compared to 1991
                                                         Increase (Decrease)                     Increase (Decrease)
(Fully taxable equivalent basis, in thousands)    Due to Volume  Due to Rate    Net      Due to Volume  Due to Rate      Net
Interest-earning assets:
Federal funds sold                                $    200      $     (37)   $   163      $   (233)     $   (274)    $  (507)
     Investment securities:
     Taxable                                           276         (1,864)    (1,588)          525          (625)       (100)
     Tax-exempt                                       (204)           (22)      (226)          692          (162)        530
Loans-net of unearned income                         2,948         (2,670)       278         2,587        (4,401)     (1,814)
     Change in interest income                       3,220         (4,593)    (1,373)        3,571        (5,462)     (1,891)
Interest-bearing liabilities:
     Demand deposits                                   128           (650)      (522)          255          (698)       (443)
     Savings deposits                                  938           (828)       110           547        (1,677)     (1,130)
     Time deposits                                    (100)        (1,771)    (1,871)          678        (3,370)     (2,692)
     Short-term borrowings                              25            (11)        14            27            (1)         26
     Long-term debt                                     76             N/A        76            -              -           -

  Change in interest expense                         1,067         (3,260)    (2,193)        1,507        (5,746)     (4,239)

Change in net interest income                     $  2,153       $ (1,333)   $   820      $  2,064       $   284     $ 2,348

LOANS

     Shoreline Financial Corporation maintains a diversified loan portfolio of commercial, real estate and consumer loans provided to customers primarily in the Michigan communities in which Shoreline banks are located. Exposure to any single borrower, as well as industry concentration, is continually monitored by management. Shoreline banks have no foreign loans.

     The following table presents the amount of loans outstanding at the indicated dates according to the type of loan:

                                                              December 31,
(In thousands)                                       1993          1992            1991             1990         1989
Commercial, financial and agricultural            $ 166,745     $ 161,787       $ 161,996      $  136,141    $ 130,301
Residential real estate                             160,790       117,722         114,546         110,541       89,870
Real estate construction(1)                          27,337        25,618          20,424          19,164       16,651
Consumer                                             58,821        49,613          46,911          50,260       55,213
          Total loans                             $ 413,693     $ 354,740       $ 343,877      $  316,106    $ 292,035

(1) Various types of construction loans are included in commercial loans in the consolidated financial statements. These loans have been classified as real estate construction above.

     The following table shows for commercial, financial, and agricultural and real estate construction loans the maturities and sensitivities to changes in interest rates at December 31, 1993.

                                             Due in One          Due in One          Due After
(In thousands)                               Year or Less        to Five Years       Five Years
Commercial, financial, and agricultural      $    34,931         $    93,703         $    38,111
Real estate construction                          11,329              14,097               1,911
               Total                         $    46,260         $   107,800         $    40,022

Loans due after one year:
     with fixed rates                                            $    38,354         $     4,309
     with floating rates                                         $    69,446         $    35,713










                                    -15-
PROVISION FOR LOAN LOSSES

     The provision for loan losses is the amount added to the allowance for loan losses to absorb possible losses that are currently anticipated. The amount of the loan loss provision is based on loan loss experience and such other factors which, in management's judgment, deserve current recognition in maintaining an adequate allowance for loan losses. These factors include, but are not limited to, a review of current economic conditions as they relate to loan collectibility and reviews of specific loans to evaluate their collectibility.

     The following table summarizes loan balances at the end of each period and daily averages, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance which have been charged to expense.

                                                                                           December 31,
(Dollars In thousands)                                              1993          1992         1991           1990           1989
Amount of loans outstanding at end of period                     $ 413,693     $ 354,740     $ 343,877     $ 316,106      $ 292,035
Daily average amount of loans outstanding for the period         $ 385,138     $ 351,168     $ 324,911     $ 302,483      $ 280,427
Balance of allowance for loan losses at beginning of period      $   4,566     $   3,834     $   3,489     $   3,121      $   2,916
Loans charged off:
     Commercial, financial and agricultural                            186           437           279           194            188
     Residential real estate                                            84             2             8             0             11
     Real estate construction                                            0             0             0             0              0
     Consumer                                                          332           392           808           773            879
          Total loans charged off                                      602           831         1,095           967          1,078
Recoveries of loans previously charged off:
     Commercial, financial and agricultural                            107            55            63            59             71
     Residential real estate                                             1             0             0             0              0
     Real estate construction                                            0             0             0             0              0
     Consumer                                                          134           128           107            91            107
          Total loan recoveries                                        242           183           170           150            178
     Net loans charged off                                             360           648           925           817            900
Additions to allowance charged to operating expense                  1,380         1,380         1,270         1,185          1,105
Allowance at end of period                                       $   5,586     $     4,566   $   3,834     $   3,489       $  3,121
Ratio of net charge-offs during the
     period to average loans outstanding                              0.09%         0.18%         0.28%         0.27%          0.32%

     As a percent of total loans outstanding, the allowance for loan losses was 1.35 percent as of December 31, 1993. This represents an increase of 6 basis points over the 1.29 percent at December 31, 1992, and 24 basis points over the 1.11 percent at December 31, 1991. Due to the significantly favorable net charge-off results in 1993, the Corporation was able to increase this ratio despite total loan growth of 16.6 percent and maintaining 1993's amount of provision for loan losses at 1992's level of $1,380,000. Total net charge-offs amounted to $360,000 in 1993, a reduction


                                    -16-
of $288,000 from the previous year. This net charge-off level produces a ratio of net charge-offs to average loans outstanding of .09 percent. This compares to ratios of .18 percent and .28 percent in 1992 and 1991, respectively. Reduced charge-offs in the commercial and consumer loan areas along with improved recovery efforts helped to produce these results.

     The Corporation performs a periodic detailed written analysis of the adequacy of the allowance for loan losses. While management's analysis may allocate portions of the allowance to specific problem loan situations, the entire allowance is available for any loan charge-offs that occur. Management has allocated the allowance for possible loan losses within the following categories at the dates indicated:

                              December 31, 1993   December 31, 1992   December 31, 1991   December 31, 1990  December 31, 1989
                                        Percent             Percent             Percent            Percent              Percent
                                        of Loans            of Loans            of Loans           of Loans             of Loans
                                        in each             in each             in each            in each              in each
                                        Category            Category            Category           Category             Category
                                        to Total            to Total            to Total           to Total             to Total
(Dollars In  thousands)       Allowance  Loans    Allowance  Loans    Allowance  Loans    Allowance Loans    Allowance   Loans
Commercial, financial
   and agricultural           $2,112     40.31%    $2,003     45.52%   $1,775    47.11%    $1,688     43.07%   $1,613      44.62%
Residential real estate          423     38.87        317     33.64       357    33.31        300     34.97       279      30.77
Real estate construction         106      6.61         75      7.22        51     5.94         46      6.06         0       5.70
Consumer                       1,103     14.21        845     13.62       762    13.64        593     15.90       815      18.91
Unallocated                    1,842                1,326                 889                 862                 414
          Total               $5,586    100.00%    $4,566    100.00%   $3,834   100.00%    $3,489    100.00%   $3,121     100.00%


NON-PERFORMING ASSETS AND PROBLEM LOANS

     Non-performing assets include (1) loans accounted for on a non-accrual basis; (2) accruing loans which are contractually past due 90 days or more as to principal or interest payments; (3) loans which are "troubled debt restructurings" and (4) other real estate owned. The primary functions of loan portfolio management are assuring loan quality, maintaining portfolio diversification and monitoring potential problem loans. Loan performance is reviewed regularly by loan review personnel, loan officers and senior management. When reasonable doubt exists concerning collectibility of interest or principal, the loan is placed on a non-accrual basis. Any interest accrued but not collected is reversed and charged against current earnings. Interest income which would have been recorded in 1993 under original terms on non-accrual loans outstanding at December 31, 1993, was approximately $131,000. Interest income of approximately $112,000 was recorded in 1993 on non-accrual loans outstanding at December 31, 1993.




                                  -17-
     Total non-performing assets at December 31, 1993, were $5.4 million. This represents 1.31% of the total loan portfolio outstanding on the same date. This is the lowest percentage level of non-performing assets attained by the Corporation in the five-year history shown below. The increase in accruing loans past due 90 days or more from 1992 to 1993 was primarily attributable to two large mortgage loan customers. Other real estate owned totaled $1,026,000 at December 31, 1993, which represents an increase of $386,000 from December 31, 1992. Sales on approximately $632,000 of this balance were pending as of December 31, 1993.

     Non-performing assets at December 31, 1992, totaled $5.3 million, representing 1.49 percent of the total loan portfolio which favorably compares to prior year ratios of 1.73 percent and 2.09 percent at December 31, 1991 and 1990, respectively. The sale of the largest piece of other real estate owned during the fourth quarter of 1992 helped to significantly reduce the other real estate owned position.

     The following is a summary of the non-performing assets as of December 31:

(Dollars In thousands)                      1993           1992           1991          1990         1989
Non-accrual loans                        $   1,962     $    2,934     $    2,591     $    3,275     $  708
Accruing loans past due 90 days or more      2,233          1,497          1,749          2,347      4,274
Restructured loans                             211            222            442              0          0
Other real estate owned                      1,026            640          1,162            976        540
     Total non-performing assets         $   5,432     $    5,293     $    5,944     $    6,598     $5,522

As a percentage of total loans:
  Non-accrual loans                            .47%           .83%           .75%          1.04%       .24%
  Accruing loans past due 90 days or
       more                                    .54            .42            .51            .74       1.46
  Restructured loans                           .05            .06            .13            .00        .00
  Other real estate owned                      .25            .18            .34            .31        .19
     Total non-performing assets              1.31%          1.49%          1.73%          2.09%      1.89%

     Management believes that loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that are not included in the table above do not represent or result from trends or uncertainties which will have a material impact on future operating results, liquidity or capital resources, or represent material credits, about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     At December 31, 1993, the Corporation had approximately $2,369,000 in commercial loans and $378,000 in residential real estate loans for which payments are presently current, but the borrowers are currently experiencing severe financial difficulties. These loans, along with any other loans classified for regulatory purposes, are subject to constant



                                    -18-
management attention and their classification is reviewed on a monthly basis. At December 31, 1993, Shoreline had no foreign loans, no significant concentration of loans within one industry and, other than $1,026,000 held as other real estate, no other interest-earning assets which would be required to be disclosed if such assets were loans.

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 114 "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 requires that allowances for loan losses on impaired loans be determined using the present value of estimated future cash flows on the loan, discounted at the loan's effective interest rate. A loan is considered to be impaired when it is probable that all principal and interest amounts will not be collected according to the contract. SFAS No. 114 is required to be adopted for fiscal years beginning after December 15, 1994. Management believes the effect of adoption of this new standard in 1995 will not have a material impact on the Corporation's consolidated financial statements.


OTHER INCOME

     Total other income amounted to $4,754,000 in 1993, an increase of $786,000, or 19.8 percent, over 1992. Excluding securities gains, the increase was $814,000 or 22.8 percent. The increase in 1992 over 1991, excluding securities gains, was $518,000 or 17.0 percent.

     Service charge income on deposit accounts represents the largest contributor to other income. This area produced an increase of $241,000 or
16.2 percent in 1993. The increased service charge income in 1993 was attributable to growth in deposits as well as a significant increase in overdraft fees. Service charge income on deposits totaled $1,490,000 in 1992, which represented an increase of 12.9 percent over 1991.

     Income from trust activities amounted to $1,181,000 in 1993. This compares with the $1,123,000 earned in 1992 or a 5.2 percent increase. Growth in trust assets through new customer relationships and/or increased market value of trust assets managed helped to produce this increase. Nineteen ninety-two's increase over 1991 of 14.0 percent also resulted from new customer relationships and increased market value of trust assets managed and was also positively impacted by revised fee schedules and a change in the frequency of fee collection.

     Other income totaled $1,471,000 in 1993, an increase of $516,000 or
54.0 percent over 1992. In 1992, other income totaled $955,000 which represented a $209,000 or 28.0 percent increase over 1991. Increased fee income generated from Shoreline's credit card program produced the most significant gain in this area. In 1993, income from credit card fees and merchant discounts totaled $518,000 which represents an increase of $199,000 or 62.4 percent increase over the $319,000 earned in 1992. Gains




                                                  -19-
on the sale of mortgage loans totaled $295,000 in 1993, an increase of $155,000 over 1992. Safe deposit box income increased 14.8 percent over 1992 and totaled $147,000 in 1993.

     Securities gains amounted to $370,000 in 1993, a decrease of $29,000 from the $399,000 recorded in 1992. The majority of these gains were from sales of tax-exempt securities as the Corporation disposed of some of its lower- yielding investments in this area. The 1992 gains resulted from sales of securities due to liquidity considerations, along with market conditions.

     The following table summarizes the major categories of other income for the last three years:

Year ended December 31 (In thousands)   1993           1992        1991
Service charges on deposit accounts     $1,731         $1,490    $1,320
Trust income                             1,181          1,123       985
Securities gains                           370            399       136
Credit card fees and discounts             518            319       272
Gain on sale of mortgage loans             295            140        14
Safe deposit box income                    147            128       133
Other customer service fees                127            105       109
Credit life insurance premiums              98            114        89
Gain on sale of other real estate owned     81             28        22
Other                                      206            122       108
             TOTAL OTHER INCOME         $4,754         $3,968    $3,188


OTHER EXPENSES

     Total other expenses amounted to $17,987,000 in 1993. This represents a modest increase of $491,000 or 2.8 percent over 1992's total other expense of $17,496,000. Nineteen ninety-two's increase over 1991 was $2,085,000 or 13.5 percent. Shoreline's ratio of total other expense to total average assets for 1993 was 3.16 percent. This compares to 1992's ratio of 3.34 percent and 1991's ratio of 3.16 percent.

     Salaries increased 5.9 percent or $383,000 in 1993. The addition of approximately 21 full-time equivalents associated with the Standard Federal Bank branch acquisition caused this increase to be slightly higher than normal. Employee benefits decreased $26,000 in 1993 or 1.2 percent from 1992. This compares to 1992's increase of $559,000 or 33.5 percent, as approximately $325,000 of additional expense was realized in accordance with SFAS No. 106 related to deferred compensation agreements for certain officers. As of January 1, 1993, Shoreline adopted the remaining provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The adoption of the remaining provisions of this pronouncement had an immaterial effect on the Corporation's consolidated financial statements. The cost of group medical insurance included in employee benefits continues to escalate. In 1993, the Corporation experienced a 16.0 percent or $82,000 increase in this area which compares to 1992's increase of 19.8 percent or $85,000.

     In November 1992, the FASB issued SFAS No. 112 "Employers Accounting For Postemployment Benefits." SFAS No. 112 focuses principally on post employment benefits currently expensed on a cash basis, to require recognition on the accrual basis of the expected cost of providing those benefits to an employee and the employee's beneficiaries and covered dependents during the years that the employee renders the necessary services. Such benefits include salary continuation, supplemental unemployment benefits, severance benefits, job training and counseling and continuation of health care benefits. SFAS No. 112 is effective for fiscal years beginning after December 15, 1993 and adoption is required on a prospective basis . The Corporation plans to adopt SFAS No. 112, as required, on January 1, 1994. The effect of adopting the new standard will not be material to the Corporation's consolidated financial statements.

     Occupancy expense totaled $1,245,000 in 1993, an 8.4 percent increase over 1992's expense. The addition of the four branch locations associated with the Standard Federal branch acquisition was the primary contributor to this increase. Nineteen ninety-two's increase was 3.7 percent. Equipment and data processing expense decreased $190,000 or 12.4 percent from the prior year. Nineteen ninety-two's expense was unusually high due primarily to the expense associated with the Corporation's mainframe computer hardware and software conversion. The efficiencies associated with this new computer system combined with 1992's high level of expense helped to produce this positive comparison.

     Professional fees expense totaled $586,000 in 1993, an $81,000 or 16.1 percent increase over 1992. This high level of increase resulted primarily from professional services associated with the branch acquisitions in July of 1993. In addition, fees associated with facilitating senior management's strategic planning process, additional legal and collection expense related to the lending function combined with services associated with a non-interest income study added to 1993's expense. Nineteen ninety-two's expense of $505,000 also represented a significant increase of 24.4 percent over the previous year due primarily to costs of consulting services associated with the mainframe conversion. As Shoreline continues to pursue further acquisition opportunities and seeks to enhance its management talent through the use of professional expertise, it is anticipated that this area of expense will continue to be a significant item for the Corporation.

     FDIC insurance expense totaled $1,139,000 in 1993, an increase of 9.3 percent related strictly to the growth in deposits. Shoreline's assessment from the FDIC is at its most favored level of $.23 per $100 of deposits requiring insurance coverage.

     Control over other expense, as reflected in the statements of income, was exhibited in 1993 with only a $67,000 or 1.6 percent increase over 1992. Increases in the credit card expense area associated with the increased revenue discussed above, along with increased advertising expense associated with the branch acquisitions were areas of particular note with significant increases in 1993. Nineteen ninety-two's increase of 14.6 percent resulted primarily from $200,000 of expense related to the deductible portions of two claims submitted under the bankers blanket bond insurance coverage, increased expense related to the mainframe computer conversion and increased other real estate owned expenses. Due to the merger of Inter-City Bank and Citizens Trust & Savings Bank and subsequent name change to Shoreline Bank, in 1994 management anticipates an increase in advertising, marketing and other related expense areas.

     The following table summarizes the major categories of other expenses for the last three years:

Year ended December 31 (In thousands)       1993        1992         1991
Salaries                                  $ 6,915     $ 6,532      $ 6,235
Employee benefits                           2,203       2,229        1,670
Occupancy                                   1,245       1,149        1,108
Equipment                                   1,023       1,085          780
Data processing                               316         445          357
Professional fees                             586         505          406
FDIC deposit insurance                      1,139       1,042          901
Other insurance                               186         204          199
Supplies                                      453         464          403
Advertising                                   345         242          232
Marketing and public relations                250         249          172
Postage                                       359         316          282
Telephone                                     265         252          221
Michigan Single Business Tax and
   other taxes                                469         434          416
Charitable contributions                      204         162          144
Credit card expense                           412         296          260
Amortization of goodwill and core
   deposit intangibles                        186         121          131
Branch acquisition expense                    130         130          139
Other                                       1,301       1,639        1,355

     Total other expense                  $17,987     $17,496      $15,411


FEDERAL INCOME TAXES

     Shoreline's federal income tax expense was $1,915,500 in 1993, $1,290,000 in 1992 and $1,152,000 in 1991. The Corporation adopted SFAS

No. 109, "Accounting for Income Taxes," as of January 1, 1993, with no material impact on its consolidated financial statements. SFAS No. 109 requires an asset and liability approach for accounting for income taxes with the objective of establishing deferred tax assets and liabilities for the temporary differences between carrying amounts and the tax bases of the Corporation's assets and liabilities at enacted tax rates. As of December 31, 1993, the Corporation's consolidated total deferred tax assets were $2.0 million and consolidated total deferred tax liabilities were $0.4 million, resulting in a consolidated net deferred tax asset of $1.6 million. Management has no concerns regarding the realization of the net deferred tax asset, after considering the historical and anticipated future levels of pretax earnings.

     The statutory federal tax rate was 34 percent in 1993, 1992 and 1991. The Corporation's effective tax rate was 22.7 percent in 1993, 17.9 percent in 1992 and 17.8 percent in 1991. The lower effective tax rates are largely the result of tax-exempt income earned on state and municipal bonds. During 1993, the relative level of tax-exempt income to income before income taxes decreased significantly from 42.0 percent to 34.1 percent, resulting in an increased effective tax rate.


CAPITAL RESOURCES

     On December 31, 1993, total equity capital of Shoreline was $52.6 million. This represents an increase of 9.2 percent or $4.4 million over total equity capital on December 31, 1992. The ratio of total shareholders' equity to total assets was 8.5 percent at December 31, 1993, and 9.0 percent on December 31, 1992. The decline in this ratio was attributable to the branch acquisition in July of 1993 in which approximately $57 million of assets were purchased.

     Under the risk-based capital standards adopted for banks and bank holding companies, minimum capital levels are based on the perceived risk in various asset categories and certain off-balance sheet items such as standby letters of credit. Common shareholders' equity and certain classes of preferred stock less intangible assets are considered Tier 1 capital. Tier 2 or "total" capital consists of Tier 1 capital plus the allowance for loan losses (limited to 1.25 percent of risk-based assets) and other forms of capital. In addition, a minimum leverage capital ratio has been established by banking regulators. This ratio is comprised of Tier 1 capital divided by total assets after subtracting intangible assets.











                                    -23-
     The following table summarizes the regulatory capital ratios on December 31, 1993:

                                 Minimum        Well-Capitalized    Shoreline
Tier 1 leverage ratio             3.00%               5.00%           8.05%
Tier 1 risked-based capital       4.00%               6.00%          12.90%
Total risked-based capital        8.00%              10.00%          14.15%

     Shoreline's capital ratios are above the regulatory minimums and its subsidiary banks meet the criteria to be categorized as "well-capitalized." Maintaining capital at the "well-capitalized" level is one condition for assessing the federal deposit insurance premium at the lowest available rate.
     As of December 31, 1993, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented would have, or are reasonably likely to have, a material effect on the Corporation's liquidity, capital resources or operations.


INTEREST RATE SENSITIVITY, LIQUIDITY AND IMPACT OF INFLATION

     Asset/liability management focuses on managing the Corporation's net interest margin by controlling the differences between interest-earning assets and interest-bearing liabilities. The following table summarizes the interest rate repricing gaps for selected maturity periods as of December 31, 1993:

                                                                                Repriceable or Maturing Within:
(In thousands)                                            0-90 Days     91-365 Days  1 to 5 Years   Over 5 Years       Total
Interest-earning assets:
     Loans                                                $ 174,972      $ 61,305    $ 136,264     $   41,152       $ 413,693
     Investment securities and securities held for sale      10,813        42,624       51,809         25,705         130,951
     Federal funds sold                                      33,600             0            0              0          33,600
     Total interest-earning assets                          219,385       103,929      188,073         66,857         578,244
Interest-bearing liabilities:
     Time deposits                                           60,491       107,749       83,666          2,101         254,007
     Money market accounts                                   68,777                                                    68,777
     Demand and savings accounts                            167,633                                                   167,633
     Securities sold under agreements to repurchase           2,411                                                     2,411
     Long-term debt                                                                      5,000                          5,000
     Total interest-bearing liabilities                     299,312       107,749       88,666          2,101         497,828
Asset (Liability) gap                                     $ (79,927)     $ (3,820)   $  99,407     $   64,756       $  80,416

Cumulative asset (liability) gap                          $ (79,927)     $(83,747)   $  15,660     $   80,416


                                    -24-
     Although demand and savings accounts, for which rates paid are not readjusted on a pre-established contract cycle and are subject to immediate withdrawal, are presented as repricing in the 0-90 day period, management believes that these types of accounts are not as sensitive to changes in interest rate in the short term as this presentation would indicate. The positive gap position in the 1-5 year period was reflective of the Corporation's experience in 1993. As discussed in the net interest income section of Management's Discussion and Analysis, the period of relatively low, unchanging interest rates that has been experienced over the past year and a half has negatively impacted Shoreline's net interest margin as the repricing of rates on interest-earning assets outpaced rate reductions on interest-bearing liabilities. It is anticipated this phenomenon may continue in 1994.

     Liquidity management is closely related to asset/liability management. Liquidity is generally defined as the ability to meet cash flow requirements. The Corporation manages liquidity at two levels, the parent company and its subsidiaries. The parent company's primary source of funds is dividends received from its two subsidiary banks, as well as payments received for services provided by the parent to Shoreline banks. The parent's liquidity position is managed to provide the cash necessary to pay dividends to Shoreline's shareholders and to meet other operating requirements.

     The liquidity positions of the bank subsidiaries reflect their ability to provide funds to satisfy customer credit needs, meet depositor withdrawal requests and other operating requirements. For the banks, sources of liquidity include federal funds sold, repayments and maturities of loans and investment securities and sales of loans and investment securities, as well as their ability to raise funds through the federal funds market, deposit growth and borrowings from the Federal Home Loan Bank of Indianapolis which totaled $5.0 million during 1993. During 1993, federal funds sold represented 2.8 percent of Shoreline's total average assets and as of December 31, 1993, was $33.6 million. The Corporation's 1993 loan to deposit ratio averaged 75.2 percent. In addition, approximately 50 percent of Shoreline's investment securities and securities held for sale are invested in mortgage-backed securities which provide a continual stream of principal payment reductions. During 1993, principal reductions, maturities and calls of investment securities and securities held for sale totaled $51. 3 million compared to 1992's total of $35 million. Another source of liquidity is net cash generated from operating activities. This source has remained relatively stable over the past three years, totaling $8.4 million, $10.3 million and $6.8 million in 1993, 1992 and 1991 respectively.

     Large deposits that experience volatile rate changes are closely monitored. These deposits consist primarily of time certificates in denominations of $100,000 or more and totaled $38 million as of December 31, 1993. The time remaining until maturity of time certificates of deposit $100,000 or more as of December 31, 1993 is as follows:



                                    -25-

Time until maturity                        (In thousands)
Three months or less                         $ 15,477
Over three through six months                   5,596
Over six through twelve months                  4,245
Over 12 months                                 12,673
      Total                                  $ 37,991

     During 1993 and 1992, net cash from investing activities included $11.8 million and $17.8 million, respectively, in proceeds from the sale of investment securities and securities held for sale. Certain liquidity considerations coupled with existing market conditions made it advantageous to sell certain securities during 1993 and 1992 producing net gains of approximately $370,000 and $399,000 respectively. During 1993, management classified its tax-exempt securities portfolio as held for sale. As of December 31, 1993, management re-evaluated this assessment and substantially reduced the amount of tax-exempt securities classified as held for sale. This re-evaluation occurred as a result of the consideration of the required adoption, as of January 1, 1994, of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," along with consideration of new IRS regulations issued in December of 1993 relative to "mark-to-market" requirements for certain securities holders. As of December 31, 1993, management identified $12.5 million of its investment securities portfolio as held for sale. As of December 31, 1992, investment securities held for sale totaled $8.6 million. During 1993, net cash from investing activities also included $11.4 million of cash received from Standard Federal Bank relative to the acquisition of four branches for which the deposit liabilities assumed exceeded the assets acquired.

     Additional space requirements prompted management to enter into an agreement to construct an addition of approximately 8,000 square feet to its St. Joseph, Michigan, Pleasant Street location. The Corporation anticipates this project will be completed during the second quarter of 1994 and will cost an estimated $1.2 million.

     Upon consummation of the pending agreement to purchase the South Haven branch from Great Lakes Bancorp, (See Item 1), Shoreline will receive cash for the excess of the deposit liabilities assumed over the assets purchased. This amount is anticipated to be approximately $13 million and the purchase is anticipated to be completed in the second quarter of 1994.

     Reported earnings are affected by inflation, indirectly through changing interest rates and directly by increased operation expenses. However, in the opinion of management, the effects of general price level inflation have not had a material effect on the information presented herein.




                                    -26-
INVESTMENTS

     The book values of investment securities as of the dates indicated are summarized as follows:

                                                         December 31,
(In thousands)                                1993           1992           1991
U.S. Treasury and agencies              $    12,537    $    12,557    $    20,953
States and political subdivisions            32,184         45,296         39,302
Mortgage-backed securities:
     U.S. Government agencies                57,996         44,386         42,327
     Collateralized mortgage
     obligations                              8,108          6,962          9,276
Other securities                              7,626          4,453          5,160
          Total                         $   118,451    $   113,654     $  117,018


SECURITIES HELD FOR SALE

     The book values of securities held for sale as of the dates indicated are summarized as follows:

                                                       December 31,
(In thousands)                               1993           1992           1991
U.S. Treasury and agencies              $        0     $    1,000     $     1,980
States and political subdivisions            6,354          1,321               0
Mortgage-backed securities:
     U.S. Government agencies                6,146          6,290           4,700
          Total                         $   12,500     $    8,611     $     6,680

     The following table shows, by class of maturities as of December 31, 1993, the amounts and weighted average yields of investment securities:(1)














                                    -27-

                                                                                      MATURING

                                                                          After One But       After Five But
                                                 Within One Year        Within Five Years    Within Ten Years      After Ten Years
(Dollars In thousands)                           Amount    Yield        Amount     Yield     Amount     Yield      Amount    Yield
U.S. Treasury and agencies                     $  3,000     4.97%     $  9,537     4.67%    $     0       N/A     $     0     N/A
States and political subdivisions(1)              3,135    11.21%       13,781    11.61%      7,735     10.84%      7,533    9.56%
Mortgage-backed securities:(2)
     U.S. Government agencies                    11,300     5.26%       33,776     6.61%     11,917      7.62%      1,003    5.16%
     Collateralized mortgage obligations          1,674     6.51%        6,435     6.93%          0       N/A           0     N/A
Other securities                                  2,004     7.44%        3,012     7.08%          0       N/A       2,609    5.30%
          Total                                $ 21,113     6.41%     $ 66,541     7.42%    $19,652      8.89%    $11,145    8.17%

(1)  The effective yields are weighted for the scheduled maturity of each security and weighted average yields are calculated on the basis of cost.  Weighted interest rates have been computed on a fully taxable equivalent basis.  The rates shown on securities issued by states and political subdivisions have been restated, assuming a 34 percent tax rate.
(2)  Maturity based upon estimated weighted average life.

     The following table shows, by class of maturities as of December 31. 1993, the amounts and weighted average yields of securities held for sale: (1)

                                                                                     MATURING

                                                                          After One But          After Five But
                                               Within One Year          Within Five Years       Within Ten Years    After Ten Years
(Dollars In thousands)                        Amount        Yield       Amount       Yield     Amount    Yield     Amount    Yield

States and political subdivisions(1)         $    125       9.92%     $    1,798     10.02%   $   779     9.74%     3,652     9.45%
Mortgage-backed securities:(2)
     U.S. Government agencies                   3,620       5.24%          2,526      8.58%         0      N/A          0      N/A
               Total                         $  3,745       5.40%     $    4,324      9.18%   $   779     9.74%    $3,652     9.45%

(1)  The effective yields are weighted for the scheduled maturity of each security and weighted average yields are calculated on the basis of cost. Weighted interest rates have been computed on a fully taxable equivalent basis. The rates shown on securities issued by states and political subdivisions have been restated, assuming a 34 percent tax rate.
(2)  Maturity based upon estimated weighted average life.

     The aggregate book value of the securities of no single issuer except the U.S. Government and its agencies exceeds 10 percent of Shoreline Financial Corporation's shareholders' equity.

                                    -28-
     In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective for fiscal years beginning after December 15, 1993. This statement requires that equity and debt securities be classified in the following three categories with the corresponding accounting treatment:

       1. Held-to-maturity recorded at amortized cost.

       2. Trading securities recorded at fair value, with unrealized gains and losses included in earnings.

       3. Available for sale recorded at fair value, with unrealized gains and losses reported as a component of shareholders' equity, net of deferred income taxes.

       Management anticipates that when SFAS No. 115 is adopted on January 1, 1994, approximately $2.4 million will be reported as an addition to shareholders' equity for those securities categorized as available for sale.

SOURCES AND USES OF FUNDS TRENDS
During 1993, total deposits averaged $512.1 million, an increase of 8.2 percent or $39 million over 1992 s average. The acquisition of the four branches in July of 1993 accounted for approximately $22 million of this increase in average deposits. Nineteen ninety-two s increase in average deposits was $31.5 million or 7.1 percent. Non-interest bearing demand deposits averaged $60 million in 1993, a strong increase of 10.1 percent. However, the continued low interest rate environment continued to hamper the Corporation s ability to attract time deposit customers. Average time deposits in 1993 decreased to $239.8 million from $241.6 million in 1992.
n an effort to counteract this trend, Shoreline introduced a premium rate savings account product called the Capital Club Account, designed to compete with money-market, mutual fund-type offerings. The success of this product not only attracted new customers to Shoreline, but also affected the transfer of many customers from the time deposit category. At December 31, 1993, Shoreline had $47.4 million in this product which helped to increase the average balance in interest-bearing demand and savings accounts from $177 million in 1992 to $212.3 million in 1993.

       During 1993, the Corporation increased the average balance of securities sold under agreements to repurchase to $1.9 million from the $0.9 million averaged in 1992. In addition, Shoreline obtained a $5 million Federal Home Loan Bank advance in September of 1993. This advance is a 5-year, fixed-rate commitment with a prepayment option at each anniversary date.

       Average total loans increased 9.7 percent in 1993, from $351.2 million in 1992 to $385.1 million in 1993. The purchase of approximately $42 million of mortgage loan products associated with the Standard Federal Bank branch acquisitions accounted for a significant portion of this increase and helped to account for the 22.1 percent increase in Shoreline s average mortgage loan portfolio. Shoreline continued to increase its involvement

                                    -29-
in the sale of mortgage loans to the secondary market. During 1993, the Corporation originated $18.9 million of loans for sale. As of December 31, 1993, Shoreline held $1.8 million of mortgage loans for sale to the secondary market. Management anticipates continued sales of mortgage loans, originated at rates and maturities deemed to be unacceptable for the loan portfolio, to the secondary market in 1994. Activity in the consumer loan portfolio increased during 1993. Average consumer loans increased 12.6 percent over 1992. Increased home equity line usage, along with increased auto loan activity, helped to produce this increase. In contrast, Shoreline experienced a reduction in commercial loan activity during 1993. Average commercial loans increased a modest 1.3 percent over 1992 s average. Nineteen ninety-two s increase in average total loans was $26.3 million or
8.1 percent and was produced primarily by growth in the commercial loan area of $23.6 million.

       Average federal funds increased to $15.8 million in 1993. Federal funds represented 2.8 percent of total average assets in 1993. This compares to 1992 s average of 1.7 percent. Shoreline strives to maintain federal funds sold between one and three percent of total assets. The lack of attractive investment alternatives caused this ratio to increase in 1993.
The average balance in taxable securities increased $3.5 million or 4.3 percent in 1993 which compares to 1992 s increase of $6.2 million or 8.1 percent. Investments in other securities (i.e., FHLB stock, taxable municipals and collateralized mortgage obligations) produced 1993 s increase in taxable securities. Average tax-exempt securities decreased $1.9 million during 1993 as maturities along with the sale of certain lower-yielding municipals reduced the average balance in this area. As Shoreline is no longer in the Alternative Minimum Tax zone, tax-exempt securities became a more attractive investment alternative in 1992. Accordingly, during 1992 average tax-exempt securities increase $6.4 million or 17.4 percent.























                                    -30-

The following table of average balances summarizes the trends in sources and uses of funds:
                                                        1993                                        1992
                                                               Increase (Decrease)                       Increase (Decrease)
(In thousands)                          Average Balance       Amount        Percent   Average Balance    Amount       Percent
Funding uses:
   Loans-net of unearned income            $ 385,138          $  33,970        9.7%     $ 351,168       $ 26,257         8.1%
   Taxable investment securities              86,375              3,543        4.3%        82,832          6,183         8.1%
   Tax-exempt investment securities           41,004             (1,895)      (4.4%)       42,899          6,363        17.4%
Federal funds sold                            15,799              6,635       72.4%         9,164         (5,039)      (35.5%)
               Total uses                  $ 528,316          $  42,253        8.7%     $ 486,063       $ 33,764         7.5%

Funding sources:
   Non-interest-bearing demand deposits    $  59,987          $   5,486       10.1%     $  54,501       $  2,841         5.5%
   Interest-bearing demand and
      savings deposits                       212,288             35,292       19.9%       176,996         18,766        11.9%
   Time deposits                             239,789             (1,771)       (.7%)      241,560          9,904         4.3%
   Securities sold under
      agreements to repurchase                 1,943              1,066      121.6%           877            832     1,948.9%
   Long-term debt                              1,548              1,548        N/A              0              0          N/A
   Other                                      12,761                632        5.2%        12,129          1,421        13.3%
               Total sources               $ 528,316          $  42,253        8.7%       486,063       $ 33,764         7.5%

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS
Shareholders and Board of Directors
Shoreline Financial Corporation
Benton Harbor, Michigan

     We have audited the accompanying consolidated balance sheets of SHORELINE FINANCIAL CORPORATION as of December 31, 1993 and 1992 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1993, 1992 and 1991. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SHORELINE FINANCIAL CORPORATION as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years ended December 31, 1993, 1992 and 1991, in conformity with generally accepted accounting principles.


CROWE, CHIZEK AND COMPANY
South Bend, Indiana
February 11, 1994,
except for Note 1 (stock splits and dividends) as to which the date is February 16, 1994

CONSOLIDATED BALANCE SHEETS
December 31                                     1993                1992
Assets
Cash and due from banks (Note 2)           $  27,428,786      $  28,494,395
Federal funds sold                            33,600,000         15,675,000
Total cash and cash equivalents               61,028,786         44,169,395
Investment securities
     (estimated market values of
     $122,771,000 and $118,262,000 at
     December 31, 1993 and
     December 31, 1992, respectively)
     (Note 3)                                118,450,871        113,654,019
Securities held for sale
     (estimated market values of
     $13,195,000 and $8,671,000 at
     December 31, 1993 and
     December 31, 1992, respectively)
     (Note 4)                                 12,499,969          8,610,932
Loans: (Note 5)
     Commercial                              194,083,141        187,405,485
     Consumer                                 58,820,606         49,612,672
     Real estate                             160,789,531        117,721,547
          Total loans                        413,693,278        354,739,704
Less allowance for loan losses (Note 6)        5,586,090          4,565,840
          Net loans                          408,107,188        350,173,864
Premises and equipment (Note 7)                8,924,619          7,900,764
Other assets                                  11,608,340          8,494,701
          Total Assets                     $ 620,619,773      $ 533,003,675

CONSOLIDATED BALANCE SHEETS (continued)
December 31                                     1993                1992
Liabilities and Shareholders' Equity
Liabilities
    Deposits:
      Non-interest-bearing                 $  66,991,766     $  59,996,646
      Interest-bearing (Note 8)              490,416,878       420,461,853
          Total deposits                     557,408,644       480,458,499
    Securities sold under agreements to
      repurchase                               2,410,920         1,164,191
    Other liabilities                          3,193,090         3,187,136
      Long-term debt (Note 9)                  5,000,000                 0
          Total Liabilities                  568,012,654       484,809,826
Commitments, off-balance-sheet risk
     and contingencies (Note 12)
Shareholders' Equity
      Preferred stock, no par value;
     1,000,000 shares authorized;
          no shares outstanding
     Common stock, par value $1:
           5,000,000 shares authorized;
     3,300,645 and 3,114,362 shares
          issued and outstanding at
     December 31, 1993 and
     December 31, 1992, respectively
       (Note 1)                                3,300,645         3,114,362
      Additional paid-in capital              41,684,562        36,865,896
      Retained earnings                        7,621,912         8,213,591
     Total Shareholders' Equity               52,607,119        48,193,849
     Total Liabilities and Shareholders'
          Equity                           $ 620,619,773     $ 533,003,675

See accompanying notes to consolidated financial statements.

       CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31              1993         1992           1991
INTEREST INCOME
     Interest and fees on loans     $ 31,928,435  $ 31,609,978  $33,442,283
     Interest on investment
      securities:
       Taxable                         5,118,720     6,707,278    6,807,246
       Tax-exempt                      2,908,548     3,058,150    2,708,956
     Interest on federal funds sold      468,320       305,227      811,739
       sold
       Total interest income          40,424,023    41,680,633   43,770,224
INTEREST EXPENSE
     Interest on deposits (Note 8)    17,239,464    19,523,356   23,787,621
     Interest on short-term
       borrowings                         41,767        27,646        2,231
     Interest on long-term debt           76,788             0            0
       Total interest expense         17,358,019    19,551,002   23,789,852
NET INTEREST INCOME                   23,066,004    22,129,631   19,980,372
     Provision for loan losses         1,380,000     1,380,000    1,270,000
       (Note 6)
NET INTEREST INCOME AFTER
     PROVISION FOR
     LOAN LOSSES                      21,686,004    20,749,631   18,710,372
OTHER INCOME
     Service charges on
       deposit accounts                1,731,423     1,490,379    1,320,051
     Trust income                      1,180,927     1,123,084      985,478
     Securities gains
       (Notes 3, 4 and 10)               370,402       398,878      136,375
     Other                             1,470,794       955,395      745,789
       Total other income              4,753,546     3,967,736    3,187,693
OTHER EXPENSES
     Salaries and employee benefits
       (Note 11)                       9,117,703     8,761,247    7,905,274
     Occupancy expense                 1,245,279     1,148,928    1,108,059
     Equipment expense                 1,023,329     1,084,940      779,939
     Data processing expense             316,497       444,894      356,758
     Professional fees                   586,486       504,995      405,924
     Insurance expense                 1,325,694     1,246,200    1,099,309
     Other                             4,371,540     4,304,574    3,756,133
       Total other expenses           17,986,528    17,495,778   15,411,396
INCOME BEFORE INCOME TAXES             8,453,022     7,221,589    6,486,669
     Federal income tax expense
       (Note 10)                       1,915,500     1,290,000    1,152,000
NET INCOME                          $  6,537,522  $  5,931,589  $ 5,334,669
EARNINGS PER SHARE (Note 1)         $       2.00  $       1.82  $      1.65

See accompanying notes to consolidated financial statements.

       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                       Additional                 Total
                            Common      Paid-In    Retained    Shareholders'
                             Stock      Capital    Earnings       Equity
Three years ended
    December 31, 1993
Balance at January 1,     $1,866,649  $31,594,056  $7,400,061   $40,860,766
  1991
Net income for year                                 5,334,669     5,334,669
  Cash dividends
  declared:
  $0.65 per common
    share (Note 1)                                 (2,121,870)   (2,121,870)
  10% stock dividend         186,757    4,668,924  (4,869,219)      (13,538)
  Shares issued under
    dividend
    reinvestment plan         12,481      287,432                   299,913
Balance at
  December 31, 1991        2,065,887   36,550,412   5,743,641    44,359,940
Net income for year                                 5,931,589     5,931,589
Cash dividends declared:
  $0.74 per common
    share (Note 1)                                 (2,422,068)   (2,422,068)
  3-for-2 stock split      1,034,223            0  (1,039,571)       (5,348)
     Shares issued under
       dividend
       reinvestment plan      14,252      315,484                   329,736
Balance at
     December 31, 1992     3,114,362   36,865,896   8,213,591    48,193,849
     Net income for year                            6,537,522     6,537,522
     Cash dividends
     declared:
       $0.83 per common
         share (Note 1)                            (2,727,181)   (2,727,181)
       5% stock dividend     155,260    4,230,835  (4,402,020)      (15,925)
      Shares issued under
       dividend
       reinvestment plan      14,683      396,653                   411,336
     Shares issued under
       stock option plan      16,340      191,178                   207,518
Balance at
     December 31, 1993    $3,300,645  $41,684,562  $7,621,912   $52,607,119

See accompanying notes to consolidated financial statements.

       CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31                  1993          1992         1991
Cash flows from operating
 activities:
Net Income                           $ 6,537,522   $ 5,931,589  $ 5,334,669
 Adjustments to reconcile net
 income to net cash from
 operating activities:
 Depreciation and amortization         1,154,280     1,127,939      874,182
 Provision for loan losses             1,380,000     1,380,000    1,270,000
 Net amortization and accretion
  on investment securities             1,374,006       426,205      174,106
 Net amortization and accretion
  on securities held for sale            139,551        16,441            0
 Amortization of goodwill and
  related core deposit intangibles       186,113       121,385      130,889
Gains on sales and calls of
  investment securities                  (10,223)     (113,300)    (136,375)
Gains on sales and calls of
  securities held for sale              (360,179)     (285,578)           0
Loans originated for sale            (18,888,024)   (7,236,600)           0
Proceeds from sales of loans          18,112,864     8,074,293            0
Gains on sales of loans                 (294,840)     (139,693)           0
Losses on disposal of
 premises and equipment                   32,512       110,778        5,867
Increase in income taxes receivable     (339,500)     (543,000)    (347,791)
Increase (Decrease) in deferred
 loan fees                               (56,005)       65,815      231,066
(Increase) Decrease in interest
  receivable                             (96,193)      590,025      230,589
Decrease in interest payable            (158,313)     (380,516)    (710,147)
(Increase) Decrease in other assets     (434,646)      644,416     (519,154)
Increase in other liabilities            164,267       510,713      231,667
Total adjustments                      1,905,670     4,369,323    1,434,899
Net cash from operating activities     8,443,192    10,300,912    6,769,568



        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31               1993           1992            1991
Cash flows from investing
  activities:
  Net increase in loans            (16,442,366)  (12,457,716)  (29,097,534)
  Recoveries on loans
   charged-off                         241,830       182,820       170,295
  Purchase of investment
   securities                      (71,306,826)  (51,414,927)  (44,820,594)
  Purchase of securities held
   for sale                         (1,582,627)            0             0
  Proceeds from sales of
   investment securities             2,027,125     7,197,380     9,727,194
  Proceeds from sales of
   securities held for sale          9,733,983    10,606,988             0
  Proceeds from maturities,
   calls and principal reductions
   of investment securities         43,129,539    34,100,023    16,553,295
  Proceeds from maturities, calls
   and principal reductions
   of securities held for sale       8,169,762       899,843             0
  Premises and equipment
   expenditures                     (1,444,985)   (2,076,080)     (384,989)
  Proceeds from disposal of
   premises and equipment               17,138        54,205        27,916
  Cash received for net
   liabilities assumed in
   acquisition of branches          11,369,958             0             0
  Net cash from investing
   activities                      (16,087,469)  (12,907,464)  (47,824,417)

        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31                1993          1992          1991
Cash flows from financing
 activities:
  Net increase in deposits          20,381,191    21,545,884    27,617,458
  Net increase in short-term
   borrowings                        1,246,729       364,191       800,000
  Proceeds from long-term debt       5,000,000             0             0
   Dividends paid                   (2,727,181)   (2,422,068)   (2,121,870)
  Stock dividends and splits-
   cash paid for fractional
   shares                              (15,925)       (5,348)      (13,538)
  Proceeds from shares issued
   under dividend reinvestment
   plan                                411,336       329,736       299,913
  Proceeds from shares issued
   under stock option plan             207,518             0             0
Net cash from financing
 activities                         24,503,668    19,812,395    26,581,963
Net change in cash and
 cash equivalents                   16,859,391    17,205,843   (14,472,886)
  Cash and cash equivalents
   at beginning of year             44,169,395    26,963,552    41,436,438
  Cash and cash equivalents
   at end of year                  $61,028,786   $44,169,395   $26,963,552
Cash paid during the year
 for:
  Interest                         $17,516,332   $19,931,518   $24,499,999
  Income taxes                     $ 2,255,000   $ 1,833,000   $ 1,499,791

Supplementary information:

Supplemental Schedule of Non-Cash Investing Activities: During 1993, 1992 and 1991, $19,989,527, $13,168,469 and $6,680,154, respectively, was reclassified from investment securities to securities held for sale, on a net basis.

The branch acquisitions in 1993 resulted in an increase in loans of $41,986,783, premises and equipment of $782,800, core deposit intangibles of $2,429,413 and deposits of $56,568,954.

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements

Note 1. Summary of Accounting Policies

     The accounting and reporting policies and practices of Shoreline Financial Corporation and its subsidiaries conform with generally accepted accounting principles and prevailing practices within the banking industry. The following summaries describe the significant accounting and reporting policies which are employed in the preparation of the financial statements.

     Principles of Consolidation.   The accompanying consolidated financial
statements include the accounts of Shoreline Financial Corporation and its wholly owned subsidiaries, Inter-City Bank and Citizens Trust and Savings Bank (together referred to as "the Corporation"). All material inter-company accounts and transactions have been eliminated in consolidation.

     Investment Securities.   Investment securities are those securities
which the Corporation has the ability to hold to maturity and the intent to hold for the foreseeable future. These securities are stated at cost adjusted for amortization of premium and accretion of discount, both computed by methods approximating the interest method. Gains and losses on the sale or disposal of investment securities are computed on the basis of specific identification of the adjusted cost of each security.

     Securities Held for Sale.   Securities held for sale are those
securities which management does not intend to hold for the foreseeable future. These securities are carried at the lower of amortized cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

     Loans Held for Sale.   Mortgage loans originated and intended for sale
in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

     Allowance for Loan Losses.   Because some loans may not be repaid in
full, an allowance for loan losses is recorded. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the whole allowance is available for any loan charge-offs that occur. A problem loan is charged-off by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

     Interest and Fees on Loans.   Interest on loans is accrued over the
term of the loans based on principal amounts outstanding except, where serious doubt exists as to the collectibility of a loan, in which case the accrual of interest is discontinued. Loan origination and commitment fees and related lending costs are deferred, and the net amount is amortized as an adjustment of the related loan's yield using the level yield method over its original term. The net amount of deferred income ($676,918 and $732,923 at December 31, 1993 and 1992, respectively) is reported in the consolidated balance sheet as part of loans.

     Premises and Equipment.   Premises and equipment are stated at cost,
less accumulated depreciation and amortization. Depreciation is computed using a combination of straight-line and accelerated methods for book purposes and accelerated methods for income tax purposes with useful lives ranging primarily from 10 to 50 years for bank premises, and 5 to 20 years for furniture and fixtures. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur, and major improvements are capitalized.

     Other Real Estate.   Other real estate represents properties acquired
through a foreclosure proceeding, acceptance of a deed in lieu of foreclosure, or loans which have been deemed to be in substance foreclosed. Other real estate is initially recorded at fair value at the date of acquisition. Any excess of the loan balance over fair value is charged against the allowance for loan losses when the loan is transferred to other real estate. After acquisition, a valuation allowance is recorded through a charge to income for the amount of estimated selling costs. Valuations are periodically performed by management, and valuation allowances are adjusted through a charge to income for changes in fair value or estimated costs to sell. Subsequent declines in value, and gains and losses on sales, are recognized in current earnings. Other real estate owned amounted to approximately $1,026,000 and $640,000 at December 31, 1993 and 1992,
respectively.

     Intangible Assets.   Intangible assets consist of goodwill
representing the excess of the purchase price over the net value of tangible assets acquired and related core deposit intangibles identified in branch acquisitions. Goodwill is amortized on a straight-line basis for a period of 10 years. The related core deposit intangibles are amortized on an accelerated basis over the estimated life of the deposits acquired. As of December 31, 1993, the remaining unamortized goodwill and core deposit intangibles totaled $262,103 and $2,593,564, respectively.

     Trust Income.   Trust income is recognized as income when received.
The amounts recognized under this method are not significantly different from amounts that would have been recognized on the accrual basis.

     Employee Benefits.   The Corporation maintains a noncontributory
pension plan covering all eligible employees. The Corporation accounts for its pension costs under Statement of Financial Accounting Standards (SFAS) No. 87. The Corporation's policy is to fund the plan based upon annual actuarial computations and within Internal Revenue Service guidelines. The Corporation also maintains a profit sharing plan and 401(k) salary reduction plan for which contributions are made and expensed annually. In addition, the Corporation sponsors a postretirement health care plan that covers both salaried and nonsalaried employees. Effective January 1, 1993, the Corporation adopted the provisions of SFAS No. 106, "Employers' Accounting For Post Retirement Benefits Other Than Pensions." SFAS No. 106 requires the accrual, during the years that employees render the necessary service, of the expected cost of providing postretirement health care benefits to employees and their beneficiaries and covered dependents. The Corporation's postretirement health care plan provides that retired employees may remain on the Corporation's health care plan with each retiree's out-of-pocket contribution to the Corporation equal to their premium expense determined exclusively on the loss experience of the retirees in the plan. The impact of adopting the new standard was not material.

     Income Taxes.   The Corporation files annual consolidated federal
income tax returns. For periods prior to January 1, 1993, income tax expense was calculated using the deferred method (APB 11). Under APB 11, the Corporation computed deferred taxes for the tax effects of timing differences between financial reporting and tax return taxable income. Effective January 1, 1993, the Corporation applied the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Accordingly, income tax expense for the year ended December 31, 1993 is based upon the asset and liability method. The asset and liability method requires the Corporation to record income tax expense based on the amount of taxes due on its consolidated tax return plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates. The effect of the adoption of SFAS No. 109 was not material to the Corporation's consolidated financial position or results of operations.

     Earnings and Dividends Per Share.   Earnings per share are computed by
dividing net income by the weighted average number of common shares outstanding and common equivalent shares with a dilutive effect. Common equivalent shares are shares which may be issuable to employees upon exercise of outstanding stock options. Earnings and dividends per share are restated for all stock splits and dividends paid. After restatement, the average number of shares used in this calculation was 3,276,137 in 1993, 3,261,290 in 1992, and 3,242,839 in 1991.

     Stock Splits and Dividends.   In 1993, the Corporation declared a 5
percent stock dividend. Stock dividends are accounted for by transferring the fair market value of the stock from retained earnings to common stock and additional paid-in capital. In 1992, the Corporation declared a three-for-two stock split in the form of a stock dividend. This stock split was accounted for by transferring the par value of the stock from retained earnings to common stock. The Corporation declared a 10 percent stock dividend in 1991. Fractional shares were paid in cash for all stock splits and dividends. On February 16, 1994 the Board of Directors declared a three-for-two stock split, effective May 31, 1994 to shareholders of record on May 16, 1994 subject to shareholder approval of an increase in authorized capital. Earnings and dividends per share have not been restated for the three-for-two stock split to be effective May 31, 1994.

     Statement of Cash Flows.   For purposes of reporting cash flows, cash
and cash equivalents is defined to include the Corporation's cash on hand, its demand deposits in other institutions, and its federal funds sold with a maturity of 90 days or less. The Corporation reports net cash flows for customer loan transactions, deposit transactions, short-term borrowings with a maturity of 90 days or less and interest-bearing balances with other financial institutions.

     Concentrations of Credit Risk.   The Corporation grants commercial,
real estate, and consumer loans to customers primarily in the Michigan communities in which the banks are located and in areas immediately surrounding these communities. The majority of loans are secured by specific items of collateral, primarily residential properties and other types of real estate, but are also secured by business assets and consumer assets.

     Financial Instruments with Off-Balance-Sheet Risk.   The Corporation,
in the normal course of business, makes commitments to extend credit which are not reflected in the financial statements. See Note 12 for a summary of these commitments.

     Business Segment.   The Corporation is engaged in the business of
commercial and retail banking, which accounts for more than 90% of its revenues, operating income and assets. There are no foreign loans.

NOTE 2. RESTRICTIONS ON CASH AND DUE FROM BANKS

     A summary of the Corporation's subsidiary banks' legal cash reserve requirements established by the Federal Reserve System as of December 31 follows:

                                              1993            1992
Portion of requirement satisfied by
     non-interest-earning vault cash      $3,735,000      $3,484,000
Additional balances maintained with the
     Federal Reserve                         500,000         500,000
     Total reserve requirements           $4,235,000      $3,984,000


NOTE 3. INVESTMENT SECURITIES

     The amortized cost and estimated market value of investments in debt securities are as follows:

                                            Amortized            Gross                Gross         Estimated
December 31,                                  Cost          Unrealized Gains   Unrealized Losses   Market Value
1993
U.S. Treasury and agencies               $  12,537,273       $      87,784       $     (16,057)   $  12,609,000
States and political subdivisions           32,183,401           3,270,265              (3,666)      35,450,000
Mortgage-backed securities:
  U.S. Government agencies                  57,996,036           1,017,022            (136,058)      58,877,000
  Collateralized mortgage obligations        8,108,444              37,373             (25,817)       8,120,000
Other securities                             7,625,717              95,497              (6,214)       7,715,000
     Total                               $ 118,450,871       $   4,507,941       $    (187,812)   $ 122,771,000

1992
U.S. Treasury and agencies               $  12,557,408       $     237,592       $           0    $  12,795,000
States and political subdivisions           45,295,636           3,292,368             (22,004)      48,566,000
Mortgage-backed securities:
  U.S. Government agencies                  44,385,481           1,074,979            (141,460)      45,319,000
  Collateralized mortgage obligations        6,961,942              69,763             (18,705)       7,013,000
Other securities                             4,453,552             115,448                   0        4,569,000
     Total                               $ 113,654,019       $   4,790,150       $    (182,169)   $ 118,262,000







                                    -44-
     The amortized cost and estimated market value of debt securities at December 31, 1993, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                             Amortized Cost                    Estimated Market Value
Due in one year or less                                      $  8,138,136                         $  8,224,000
Due after one year through five years                          26,330,957                           27,725,000
Due after five years through ten years                          7,735,199                            8,786,000
Due after ten years                                            10,142,099                           11,039,000
     Subtotal                                                  52,346,391                           55,774,000
Mortgage-backed securities                                     66,104,480                           66,997,000
     Total                                                   $118,450,871                         $122,771,000

Proceeds, gross gains and gross losses realized from sales and calls of investments in debt securities for the years ending December 31, 1993, 1992 and 1991 are as follows:

                                                                  1993                  1992            1991
Proceeds from sales                                           $ 2,027,125           $ 7,197,380     $ 9,727,194

Gross gains from sales                                        $    10,893           $   141,490     $   154,955
Gross losses from sales                                              (670)              (29,604)        (21,580)
Net gains from sales                                               10,223               111,886         133,375
Net gains from calls                                                    0                 1,414           3,000
     Net gain                                                 $    10,223           $   113,300     $   136,375

       Debt securities having an amortized cost of approximately
$22,273,000 at December 31, 1993, were pledged to secure public and trust deposits, securities sold under agreements to repurchase, advances from Federal Home Loan Bank and for other purposes as required by law.













                                    -45-

NOTE 4. SECURITIES HELD FOR SALE

     The amortized cost and estimated market value of debt securities held for sale are as follows:

                                            Amortized        Gross                 Gross          Estimated
                                               Cost     Unrealized Gains     Unrealized Losses   Market Value
1993
States and political subdivisions        $  6,354,384      $  679,616           $         0       $ 7,034,000
Mortgage-backed securities:
     U.S. Government agencies               6,145,585          45,145               (29,730)        6,161,000
       Total                             $ 12,499,969      $  724,761           $   (29,730)      $13,195,000

1992
U.S. Treasury and agencies               $  1,000,000      $   29,000           $         0       $ 1,029,000
States and political subdivisions           1,321,165          35,835                     0         1,357,000
Mortgage-backed securities:
     U.S. Government agencies               6,289,767          46,882               (51,649)        6,285,000
     Total                               $  8,610,932      $  111,717           $   (51,649)        8,671,000

     The amortized cost and estimated market value of debt securities held for sale at December 31, 1993, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           Amortized Cost                  Estimated Market Value
Due in one year or less                                      $    125,000                      $    127,000
Due after one year through five years                           1,797,696                         1,941,000
Due after five years through ten years                            779,124                           876,000
Due after ten years                                             3,652,564                         4,090,000
     Subtotal                                                   6,354,384                         7,034,000
Mortgage-backed securities                                      6,145,585                         6,161,000
     Total                                                   $ 12,499,969                      $ 13,195,000













                                    -46-
     Proceeds, gross gains and gross losses realized from sales and calls of debt securities held for sale for the years ending December 31, 1993, 1992 and 1991, are as follows:

                                                                 1993                  1992            1991
Proceeds from sales                                        $   9,733,983          $ 10,606,988      $        0

Gross gains from sales                                     $     356,379          $    311,321      $        0
Gross losses from sales                                           (2,500)              (25,743)              0
Net gains from sales                                             353,879               285,578               0
Net gains from calls                                               6,300                     0               0
     Net gain                                              $     360,179          $    285,578      $        0


NOTE 5. LOANS

     At December 31, 1993 and 1992, the Corporation had approximately $l,962,000 and $2,934,000, respectively, of loans for which no interest income was being recognized due to the uncertainty of the collectibility of the loans. If interest on such loans had been accrued, the income would have approximated $131,000, $162,000 and $245,000 in 1993, 1992 and 1991,
respectively.

     Certain directors, executive officers and principal shareholders of the Corporation, including associates of such persons, were loan customers of the Corporation during 1993. A summary of aggregate related party loan activity, for loans aggregating $60,000 or more to any one related party, is as follows for the year ended December 31, 1993:

Balance at January 1                       $12,146,037
New loans                                    4,573,015
Repayments                                  (5,779,746)
Other changes, net                            (315,928)
Balance at December 31                     $10,623,378

     Other changes include adjustments for persons included in one reporting period that are not included in the other reporting period.

     At December 31, 1993 and 1992, the Corporation had approximately $1,800,000 and $730,000, respectively, of mortgage loans with an estimated market value of $1,820,000 and $743,000, respectively, which were held for sale.



                                    -47-
NOTE 6. ALLOWANCE FOR LOAN LOSSES

     A summary of the activity in the allowance for loan losses is as follows:

                              1993             1992              1991
Balance, at beginning
  of year                 $ 4,565,840      $ 3,834,065       $ 3,489,007
Provision charged to
  operating expense         1,380,000        1,380,000         1,270,000
                            5,945,840        5,214,065         4,759,007
Loan charge-offs             (601,580)        (831,045)       (1,095,237)
Loan recoveries               241,830          182,820           170,295
Net loan charge-offs         (359,750)        (648,225)         (924,942)
Balance, at end of year   $ 5,586,090      $ 4,565,840       $ 3,834,065


NOTE 7. PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment:

                                                1993              1992
Land                                       $   903,904       $   789,882
Building and improvements                    8,382,975         7,610,213
Furniture and equipment                      8,282,465         7,678,317

                                            17,569,344        16,078,412

Less accumulated depreciation
  and amortization                           8,644,725         8,177,648
Net premises and equipment                 $ 8,924,619       $ 7,900,764

     Depreciation and amortization expense charged to operations was $1,154,280, $1,127,939 and $874,182 in 1993, 1992 and 1991, respectively.











                                    -48-
NOTE 8. DEPOSITS

     Certificates of deposit in denominations of $100,000 or more totaled approximately $37,991,000 and $36,921,000 at December 31, 1993 and 1992,
respectively. Interest expense on deposits for the years ended December 31 is as follows:

                                           1993              1992            1991
Interest-bearing demand                $  1,169,122      $ 1,691,202    $ 2,133,684
Savings                                   4,261,699        4,151,905      5,281,885
Time deposits less than $100,000         10,330,579       11,741,124     13,236,388
Time deposits of $100,000 or more         1,478,064        1,939,125      3,135,664
  Total                                $ 17,239,464      $19,523,356    $23,787,621


NOTE 9. LONG-TERM DEBT

     At December 31, 1993, the Corporation had advances from the Federal Home Loan Bank of Indianapolis (FHLB) totaling $5,000,000. The terms of the advances include monthly interest payments at annual percentage rates of 5.05%. Prepayment options exist on the anniversary dates of the advances, without incurring penalty. The principal balances mature in September of 1998. The FHLB advances are collateralized by U.S. Government agency mortgage-backed securities with a book value of approximately $7,600,000 as of December 31, 1993.


NOTE 10. INCOME TAXES

     Components of the provision for federal income taxes are as follows:

Year ended December 31               1993             1992           1991
Taxes currently payable          $ 2,329,050      $ 1,822,771    $ 1,400,977
Deferred tax benefit                (413,550)        (532,771)      (248,977)
  Total                          $ 1,915,500      $ 1,290,000    $ 1,152,000

     Taxes allocated to securities transactions were $125,937 in 1993, $79,776 in 1992 and $27,275 in 1991.

     The sources and related tax effects of the components of the deferred federal income tax benefits are as follows:

Year ended December 31                                 1992           1991
Provision for loan losses                        $   (309,428)  $   (117,320)
Accretion of bond discount                             (6,986)       (17,333)
Depreciation                                           25,618         33,692
Net deferred loan fees                                (22,377)       (78,562)
Deferred compensation                                (131,481)       (72,108)
Other                                                 (88,117)         2,654
  Total                                          $   (532,771)  $   (248,977)

     The difference between the provision in these financial statements and amounts computed by applying the statutory federal income tax rate to pretax income is as follows:

Year ended December 31                    1993           1992           1991
Statutory federal tax rate                     34%            34%            34%
Income computed at the statutory
  federal tax rate                    $ 2,874,027    $ 2,455,340    $ 2,205,467
Add (subtract) tax effect of:
  Tax-exempt securities income           (979,854)    (1,030,775)      (912,599)
  Tax-exempt loan income                 (144,974)      (171,013)      (160,642)
  Non-deductible interest expense          97,411        116,905        124,292
  Other                                    68,890        (11,264)       (68,316)
  Effect of alternative minimum tax             0        (69,193)       (36,202)
  Total                               $ 1,915,500    $ 1,290,000    $ 1,152,000

  The components of the net deferred tax asset recorded in the balance sheet as of December 31, 1993 are as follows:

                                           1993
Deferred tax assets
  Provision for loan losses           $ 1,474,898
  Net deferred loan fees                  230,152
  Deferred compensation                   283,424
  Other                                    59,275
  Total deferred tax assets             2,047,749

Deferred tax liabilities
  Accretion of  bond discount             (34,813)
  Depreciation                           (239,669)
  Other                                  (127,372)
  Total deferred tax liabilities         (401,854)
Valuation allowance                             0

  Net deferred tax asset              $ 1,645,895


NOTE 11. EMPLOYEE BENEFITS

  The Corporation has a defined benefit, noncontributory pension plan which provides retirement benefits for substantially all employees. The following sets forth the plan's funded status and amounts recognized in the balance sheet at December 31.

                                                                                       1993                1992
Actuarial present value of benefit obligations: Accumulated benefit obligation,
  including vested benefits of $2,498,023 in 1993 and $2,737,048 in 1992           $ 2,575,281         $ 2,784,382

Projected benefit obligation for service rendered to date                          $ 3,694,315         $ 3,917,155
Plan assets at fair value, primarily money-market funds, listed stocks,
  bonds and U.S. Government securities                                               3,886,235           4,128,375
Excess of plan assets over projected benefit obligation                                191,920             211,220
Unrecognized transition asset                                                         (291,270)           (321,074)
Unrecognized prior service cost (benefit)                                              (73,324)            (77,511)
Unrecognized net loss                                                                  532,020             580,257
  Net pension asset                                                                $   359,346         $   392,892

Net pension cost included the following:

                                                          1993           1992          1991
   Service cost-benefits earned during the year       $  209,627     $  191,028    $  161,631
   Interest cost on projected benefit obligation         290,111        268,486       255,960
   Actual return on plan assets                         (346,852)      (382,789)     (551,086)
Net amortization and deferral                                351         67,761       259,957
Additional liability recognized due to settlement        115,442              0             0
 Net pension cost                                     $  268,679     $  144,486    $  126,462

     The weighted average discount rate was 7.25 percent for 1993, 7.5 percent for 1992, and 8.25 percent for 1991, and the rate of increase in future compensation used in determining the actuarial present value of the projected benefit obligation was 4.75 percent for 1993, 5 percent for 1992, and 5.5 percent for 1991.

     The expected long-term rate of return on assets was 7.75 percent for 1993, and 8 percent for 1992.

     Unrecognized prior service cost is amortized on a straight-line basis, based on the expected future service years of plan participants to receive benefits.

OTHER EMPLOYEE BENEFIT PLANS

     In 1988, the Corporation established a profit-sharing plan for qualified employees with at least two years of service. Contributions equal 3 percent of "Net Profits" before federal income taxes and securities gains or losses, or as determined at the discretion of the Board of Directors of the Corporation limited to the maximum permitted by the Internal Revenue Code. Under this plan, $248,878, $206,496 and $199,600 was expensed in 1993, 1992 and 1991, respectively.

     In 1989, the Corporation established a 401(k) salary reduction plan for qualified employees with at least one year of service. Participants may make deferrals up to 15 percent of compensation. The Corporation matches 50 percent of elective deferrals on the first 4 percent of the participants' compensation. Expense under this plan was $97,467, $91,736 and $78,889 in 1993, 1992 and 1991, respectively.

     On May 16, 1989, the shareholders approved a stock-option plan under which options may be issued at market prices to officers and other key employees. The right to exercise the options vests over a five-year period. The options outstanding at December 31, 1993, are as follows:

Issue Date       Expiration Date    Price Per Share(1) Number of Options
                                                          Outstanding
August 10, 1989   August 10, 1999          $16.53               1,905
December 1, 1990  December 1, 2000         $12.70              62,923
                                                               64,828

     The following is a summary of the transactions for the period January 1,1991 through December 31, 1993:

                                    Available     Options
                                    for Grant    Outstanding        Exercise Price Per Share(1)
Balance January 1, 1991               13,650        46,850                  $12.70-16.53
  Effect of 10% stock dividend         1,365         4,685                        0
Balance December 31, 1991             15,015        51,535                  $12.70-16.53
  Effect of 3-for-2 stock split        7,507        25,768                        0
Balance December 31, 1992             22,522        77,303                  $12.70-16.53
  Effect of 5% stock dividend          1,126         3,865                        0
  Options exercised                        0       (16,340)                     12.70
Balance December 31, 1993             23,648        64,828                  $12.70-16.53

(1)  Restated for subsequent stock dividends and stock splits, except for the three-for-two stock split to be paid May 31, 1994.


NOTE 12. COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

    The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to make loans, unused lines of credit and standby letters of credit. The Corporation's exposure to credit loss in the event of nonperformance by the other party to financial instruments for commitments to make loans, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Corporation follows the same credit policy to make such commitments as it uses for on-balance-sheet items.

    As of December 31, 1993, commitments to make loans and unused lines of credit amounted to approximately $72,820,000 and commitments under outstanding standby letters of credit amounted to approximately $2,632,000. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions. Collateral obtained upon exercise of commitments is determined using management's credit evaluation of the borrowers and may include real estate, business assets, deposits and other items.

    Rental expense for the years ended December 31, 1993, 1992 and 1991 totaled $90,650, $82,333 and $45,078, respectively. As of December 31, 1993, there were no significant future rental commitments.


NOTE 13. FAIR VALUES OF FINANCIAL INSTRUMENTS

    The following table shows the estimated fair values and the related carrying values of the Corporation's financial instruments at December 31, 1993 and 1992. Items which are not financial instruments are not included.

                                                               1993                                     1992
December 31                                     Carrying Amount    Estimated Fair Value   Carrying Amount  Estimated Fair Value
Cash and cash equivalents                       $   61,028,786          $   61,029,000     $  44,169,395        $   44,169,000
Investment securities                              118,450,871             122,771,000       113,654,019           118,262,000
Securities held for sale                            12,499,969              13,195,000         8,610,932             8,671,000
Loans, net of allowance for loan losses            408,107,188             412,150,000       350,173,864           354,074,000
Demand and savings deposits                       (303,377,004)           (303,377,000)     (250,157,395)         (250,157,000)
Time deposits                                     (254,031,640)           (258,364,000)     (230,301,104)         (235,451,000)
Securities sold under agreements to repurchase      (2,410,920)             (2,411,000)       (1,164,191)           (1,164,000)
Long-term debt                                      (5,000,000)             (4,849,000)                0                     0

    For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 1993 and 1992. The estimated fair value for cash and cash equivalents is considered to approximate cost. The estimated fair value for investment securities and securities held for sale is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for commercial loans is based on estimates of the difference in interest rates the Corporation would charge the borrowers for similar such loans with similar maturities made at December 31, 1993 and 1992, applied for an estimated time period until the loan is assumed to reprice or be paid. The estimated fair value for other loans is based on estimates of the rate the Corporation would charge for similar such loans at December 31, 1993 and 1992, applied for the time period until estimated repayment. The





                                    -54-
estimated fair value for demand and savings deposits, is based on their carrying value. The estimated fair value for time deposits, securities sold under agreements to repurchase and long-term debt, is based on estimates of the rate the Corporation would pay on such deposits or borrowings at December 31, 1993 and 1992, applied for the time period until maturity. The estimated fair value of other financial instruments and off-balance-sheet loan commitments approximate cost and are not considered significant to this presentation.

    While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Corporation to have disposed of such items at December 31, 1993 and 1992, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1993 and 1992, should not necessarily be considered to apply at subsequent dates.

    In addition, other assets and liabilities of the Corporation that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, non-financial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights, the earnings potential of the Corporation's subsidiary banks' trust departments, the trained work force, customer goodwill and similar items.

NOTE 14. CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

    The condensed financial information of the parent company, Shoreline Financial Corporation, is summarized below.

Condensed Balance Sheets
December 31                                                       1993                1992
Assets
        Cash and cash equivalents                            $    429,751        $    738,774
        Investments in subsidiaries                            50,428,533          45,925,808
        Premises and equipment                                  1,680,980           1,436,960
        Other assets                                              195,504             236,610
     Total assets                                            $ 52,734,768        $ 48,338,152

Liabilities and Shareholders' Equity
        Liabilities
             Other liabilities                               $    127,649        $    144,303
                  Total liabilities                               127,649             144,303
  Shareholders' Equity                                         52,607,119          48,193,849
     Total liabilities & shareholders' equity                $ 52,734,768        $ 48,338,152

Condensed Statements of Income
Years ended December 31,                                               1993               1992             1991
Income
        Dividends from subsidiaries - cash                        $  2,937,264       $  3,879,232     $  2,234,176
        Corporate service fees                                       3,078,686          2,861,937        2,487,547
     Total income                                                    6,015,950          6,741,169        4,721,723
Expense
        Salaries and employee benefits                               2,566,378          2,356,917        1,903,583
        Other                                                        1,629,775          1,569,888        1,193,586
     Total expense                                                   4,196,153          3,926,805        3,097,169
Income before income tax benefit and equity
  in undistributed income of subsidiaries                            1,819,797          2,814,364        1,624,554
     Income tax benefit                                                215,000            388,000          332,000
Net income before equity in undistributed income of subsidiaries     2,034,797          3,202,364        1,956,554
Equity in undistributed net income of subsidiaries                   4,502,725          2,729,225        3,378,115
     Net income                                                   $  6,537,522       $  5,931,589     $  5,334,669

Condensed Statements of Cash Flows
Years ended December 31,                                                1993              1992              1991
Cash flows from operating activities:
Net income                                                        $ 6,537,522        $ 5,931,589      $ 5,334,669
Adjustments to reconcile net income to net cash
  from operating activities:
  Equity in undistributed income of subsidiaries                   (4,502,725)        (2,729,225)      (3,378,115)
  Depreciation and amortization                                       372,009            312,940          163,804
  Decrease in income taxes receivable                                  28,702             23,000           12,948
  Losses on disposal of assets                                         25,203             51,122            8,143
  (Increase) Decrease in other assets                                  12,404             50,703         (130,119)
  Increase (Decrease) in other liabilities                            (16,654)            14,134          (32,561)
        Total adjustments                                          (4,081,061)        (2,277,326)      (3,355,900)
Net cash from operating activities                                  2,456,461          3,654,263        1,978,769
Cash flows from investing activities:
  Property and equipment expenditures                                (654,788)        (1,364,181)        (156,691)
  Proceeds from disposal of assets                                     13,556             27,551           12,835
Net cash from investing activities                                   (641,232)        (1,336,630)        (143,856)
Cash flows from financing activities:
  Dividends paid                                                   (2,727,181)        (2,422,068)      (2,121,870)
  Stock dividends and splits - cash paid for fractional shares        (15,925)            (5,348)         (13,538)
  Proceeds from shares issued under dividend reinvestment plan        411,336            329,736          299,913
     Proceeds from shares issued under stock option plan              207,518                  0                0
Net cash from financing activities                                 (2,124,252)        (2,097,680)      (1,835,495)
Net change in cash and cash equivalents                              (309,023)           219,953             (582)
  Cash and cash equivalents at beginning of year                      738,774            518,821          519,403
  Cash and cash equivalents at end of year                        $   429,751        $   738,774      $   518,821
Federal income tax refund                                         $   243,702        $   411,000      $   344,948

     Shoreline Financial Corporation's primary source of revenue is its wholly owned subsidiaries, Inter-City Bank and Citizens Trust and Savings Bank. The payment of dividends by these banks is restricted to "net profits" as defined by the Michigan Banking Code, then on hand after deducting their losses and "bad debts," as also defined by the Michigan Banking Code. Accordingly, in 1994, the subsidiary banks may distribute to Shoreline, in addition to their 1994 "net profits," approximately $24,000,000 in dividends without prior approval from bank regulatory agencies.


NOTE 15.  FUTURE TRANSACTIONS

    On May 5, 1993, the Corporation announced its intention to effect a merger between its two subsidiary banks, Inter-City Bank and Citizens Trust & Savings Bank. The resulting single bank will be named Shoreline Bank. Completion of the transaction is subject to regulatory approval and is anticipated to be consummated during the second quarter of 1994.

    On December 7, 1993, the Corporation announced an agreement with Great Lakes Bancorp, Ann Arbor, Michigan under which the Corporation will purchase and assume from Great Lakes Bancorp certain assets and liabilities associated with its branch located in South Haven, Michigan. This branch has deposits totaling approximately $13 million. Completion of the transaction, which will be accounted for as a purchase, is subject to regulatory approval and a number of other conditions, and is anticipated to be consummated during the second quarter of 1994.


NOTE 16.  IMPACT OF NEW ACCOUNTING STANDARD

    In May 1993, the Financial Accounting Standards Board issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 focuses on the accounting and reporting treatment of investment securities. Securities classified as "available for sale" will be those the Corporation does not have the positive intent and ability to hold to maturity. These securities will be accounted for at fair value with unrealized gains and losses, net of deferred income taxes, reported as a separate component of shareholders' equity. Securities classified as "held to maturity" will be those the Corporation has the positive intent and ability to hold to maturity. These securities will be accounted for at amortized cost. Securities classified as "trading securities" include those purchased and held principally to sell in the near term. These securities will be accounted for at fair value with unrealized gains and losses included in current earnings. SFAS No. 115 is effective for fiscal years beginning after December 15, 1993. The Corporation plans to adopt SFAS No. 115, as required, on January 1, 1994. The effect of adopting the new standard will be to increase shareholders' equity by approximately $2.4 million on January 1, 1994.

QUARTERLY FINANCIAL DATA (Unaudited)

    The following is a summary of selected quarterly results of operations for the years ended December 31, 1993 and 1992. The per share data for the first quarter of 1992 has been restated to reflect the three-for-two stock split paid in April of 1992. Additionally, the per share data for 1992 and the first quarter of 1993 have been restated to reflect the 5 percent stock dividend paid in April of 1993. The per share data has not been restated to reflect the proposed three-for-two stock split payable May 31, 1994.


(In thousands, except per share data)
1993                          March 31   June 30    Sept. 30        Dec. 31
Interest income               $9,840     $9,732     $ 10,437       $ 10,415
Net interest income            5,625      5,613        5,952          5,876
Provision for loan losses        375        375          345            285
Income before income taxes     1,991      2,032        2,419          2,011
Net income                     1,595      1,587        1,814          1,542

Net income per common share   $  .49     $  .48     $    .55       $    .48


(In thousands, except per share data)
1992                          March 31     June 30    Sept. 30      Dec. 31
Interest income               $10,560     $10,621   $ 10,364       $ 10,136
Net interest income             5,251       5,566      5,616          5,697
Provision for loan losses         345         345        345            345
Income before income taxes      1,637       1,838      1,955          1,792
Net income                      1,335       1,549      1,586          1,462

Net income per common share   $   .41     $   .48   $    .48       $    .45


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.








                                    -59-
                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

    The information set forth under the caption "Directors and Executive Officers" in the registrant's definitive Proxy Statement for its May 5, 1994, annual meeting of shareholders is here incorporated by reference.


Item 11.  Executive Compensation.

    The information set forth under the caption "Compensation of Executive Officers and Directors" in the registrant's definitive Proxy Statement for its May 5, 1994, annual meeting of shareholders is here incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    The information set forth under the caption "Voting Securities" in the registrant's definitive Proxy Statement for its May 5, 1994, annual meeting of shareholders is here incorporated by reference.


Item 13.  Certain Relationships and Related Transactions.

    The information set forth under the caption "Certain Relationships and Related Transactions" in the registrant's definitive Proxy Statement for its May 5, 1994, annual meeting of shareholders is here incorporated by reference.























                                    -60-
                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a) (1) Financial Statements. The following financial statements and independent auditors' report of Shoreline Financial Corporation and its subsidiaries are filed as part of this report:

         Report of Independent Auditors dated February 11, 1994, except for Note 1 (Stock Splits and Dividends) as to which the date is February 16,1994
         Consolidated Balance Sheets--December 31, 1993 and 1992 Consolidated Statements of Income for the years ended
           December 31, 1993, 1992, and 1991
        Consolidated Statements of changes in Shareholders' Equity for the years ended December 31, 1993, 1992, and 1991 Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992, and 1991
        Notes to Consolidated Financial Statements

         The financial statements, the notes to financial statements, and the report of independent auditors listed above are set forth in Item 8 of this report.

         (2)  Financial Statement Schedules.  Not applicable.

         (3) Exhibits. The following exhibits are filed as part of this report:

         Number                             Exhibit
         3(a)      Restated Articles of Incorporation.  Previously filed
                   as Exhibit 3(a) to the registrant's Form S-4 Registra-
                   tion Statement filed September 25, 1987.  Here incor-
                   porated by reference.

          (b) Bylaws. Previously filed as Exhibit 3(b) to the registrant's Form S-1 Registration Statement filed
                   March 23, 1990.  Here incorporated by reference.

          4 Long-term debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant's total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term indebtedness to the Securities and Exchange Commission upon request.

         10(a)     Form of Indemnity Agreement.  Previously filed as
                   Exhibit 10(d) to the registrant's Form S-4 Registration
                   Statement filed September 25, 1987. Here incorporated by reference.
                                    -61-
           (b)     Employment Agreements.*  Previously filed as
                   Exhibit 10(g) to the registrant's 1988 Form 10-K Annual
                   Report filed March 30, 1989. Here incorporated by reference.

           (c) Bonus Program.* Previously filed as Exhibit 10(c) to the registrant's Form S-1 Registration Statement filed
                   March 23, 1990.  Here incorporated by reference.

           (d)     1989 Stock Option Plan.*  Previously filed as
                   Exhibit 10(i) to the registrant's 1988 Form 10-K Annual
                   Report filed March 30, 1989. Here incorporated by reference.

           (e)     Deferred Compensation Agreements.*  Previously filed as
                   Exhibit 10(e) to the registrant's 1991 Form 10-K Annual
                   Report filed March 27, 1992. Here incorporated by reference.

           (f)     Bonus Program-1993.*

         11        Statement Re Computation of Earnings per Common Share.

         12        Statement Re Computation of Other Ratios.

         21        Subsidiaries of Registrant.  Previously filed as
                   Exhibit 22 to the registrant's 1991 Form 10-K Annual
                   Report filed March 27, 1992. Here incorporated by reference.

         23        Consents of Independent Auditors.

         24        Powers of Attorney.

_________________

* These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

    Shoreline will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Secretary, Shoreline Financial Corporation, 823 Riverview Drive, Benton Harbor, Michigan 49022.

         (b)  Reports on Form 8-K.

    Shoreline filed no Current Reports on Form 8-K during the last quarter of the period covered by this report.



                                    -62-
                             SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SHORELINE FINANCIAL CORPORATION
                                  (registrant)


Date:  March 23, 1994             By /s/ Dan L. Smith
                                     Dan L. Smith
                                     Chairman, President and
                                       Chief Executive Officer







































                                    -63-
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 23, 1994                         /s/ Louis A. Desenberg*
                                       Louis A. Desenberg
                                       Director


March 23, 1994                         /s/ Merlin Hanson*
                                       Merlin Hanson
                                       Director


March 23, 1994                         /s/ Thomas T. Huff*
                                       Thomas T. Huff
                                       Director


March 23, 1994                         /s/ Ronald F. Kinney*
                                       Ronald F. Kinney
                                       Director


March 23, 1994                         /s/ James E. LeBlanc*
                                       James E. LeBlanc
                                       Director


March 23, 1994                         /s/ L. Richard Marzke*
                                       L. Richard Marzke
                                       Director


March 23, 1994                         /s/ James F. Murphy*
                                       James F. Murphy
                                       Director


March 23, 1994                         /s/ Dan L. Smith
                                       Dan L. Smith
                                       Chairman, President and
                                         Chief Executive Officer and Director
                                         (Principal Executive Officer)



March 23, 1994                         /s/ Robert L. Starks*
                                       Robert L. Starks
                                       Director


                                    -64-

March 23, 1994                         /s/ Harry C. Vorys*
                                       Harry C. Vorys
                                       Director


March 23, 1994                         /s/ Hyman Warshawsky*
                                       Hyman Warshawsky
                                       Director


March 23, 1994                         /s/ Ronald L. Zile*
                                       Ronald L. Zile
                                       Vice Chairman of the Board and Director


March 23, 1994                         /s/ Wayne R. Koebel
                                       Wayne R. Koebel
                                       Chief Financial Officer, Secretary and
                                          Treasurer (Principal Financial Officer
                                          and Principal Accounting Officer)



                                       *By /s/ Dan L. Smith
                                           Dan L. Smith
                                           Attorney-in-Fact for
                                           the indicated persons


























                                    -65-
                                            Commission File No. 0-16444


                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549











                                 EXHIBITS

                                    TO

                                FORM 10-K

                        For the Fiscal Year Ended
                             December 31, 1993













                   SHORELINE FINANCIAL CORPORATION
                        823 Riverview Drive
                   Benton Harbor, Michigan 49022















                             EXHIBIT INDEX
    Number                   Exhibit                               Page
    3(a)      Restated Articles of Incorporation.  Previously        *
              filed as Exhibit 3(a) to the registrant's Form S-4
              Registration Statement filed September 25, 1987.
              Here incorporated by reference.

     (b)      Bylaws.  Previously filed as Exhibit 3(b) to the       *
              registrant's Form S-1 Registration Statement filed
              March 23, 1990.  Here incorporated by reference.

    4 Long-term debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant's total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term indebtedness to the Securities and Exchange Commission upon request.

    10(a)     Form of Indemnity Agreement.  Previously filed as      *
              Exhibit 10(d) to the registrant's Form S-4
              Registration Statement filed September 25, 1987.
              Here incorporated by reference.

      (b)     Employment Agreements.  Previously filed as            *
              Exhibit 10(g) to the registrant's 1988 Form 10-K
              Annual Report filed March 30, 1989.  Here
              incorporated by reference.

      (c)     Bonus Program.  Previously filed as Exhibit 10(c)      *
              to the registrant's Form S-1 Registration Statement
              filed March 23, 1990.  Here incorporated by
              reference.

      (d)     1989 Stock Option Plan.  Previously filed as Exhibit   *
              10(i) to the registrant's 1988 Form 10-K Annual
              Report filed March 30, 1989.  Here incorporated by
              reference.

      (e)     Deferred Compensation Agreements.  Previously          *
              filed as Exhibit 10(e) to the registrant's 1991
              Form 10-K Annual Report filed March 27, 1992.
              Here incorporated by reference.

      (f)     Bonus Program-1993.

    11        Statement Re Computation of Earnings per Common
              Share.


    12        Statement Re Computation of Other Ratios.

    21        Subsidiaries of Registrant.  Previously filed as       *
              Exhibit 22 to the registrant's 1991 Form 10-K
              Annual Report filed March 27, 1992.  Here
              incorporated by reference.

    23        Consents of Independent Auditors.

    24        Powers of Attorney.

_________________
*   Previously filed