Form 10-Q
period 1994-03-31
SHORELINE FINANCIAL CORP
filed 1994-05-12
CIK 822697

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON DC 20549

_____________________________________________________________

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

_____________________________________________________________
For Quarter Ended                Commission File No. 0-16444
March 31, 1994
               SHORELINE FINANCIAL CORPORATION
    _______________________________________________________
    (Exact name of registrant as specified in its charter)

     Michigan                                 38-2758932
_______________________________           __________________
(State or Other jurisdiction of           IRS Employer
incorporation or organization)            Identification No.

823 Riverview Drive
Benton Harbor, Michigan 49022                    49022
______________________________________     __________________
(address of principal executive office      Zip Code

Registrant's telephone number, including area code: (616)927-
2251

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    X           No
                _________          _________

As of April 30, 1994 there were 3,311,700 issued and outstanding shares of the registrant's Common Stock.

               SHORELINE FINANCIAL CORPORATION

                            INDEX

                                                       Page
                                                       Number


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet,
          March 31, 1994 and December 31, 1993. . . . . 1


          Condensed Consolidated Statement of Income,
          March 31, 1994 and 1993.  . . . . . . . . . . 2


          Condensed Consolidated Statement of Cash Flows,
          March 31, 1994 and 1993. . . . . . . . . . .  3


          Notes to Condensed Consolidated Financial
          Statements. . . . . . . . . . . . . . . . . . . 4-6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations. . . . . . . . . . . . . . . . .7-11

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . .12

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .13

                                             SHORELINE FINANCIAL CORPORATION
                                                  CONSOLIDATED BALANCE SHEET
                                                                        March 31,        December 31,
                                                                          1994               1993
Assets
     Cash and due from banks                                           $28,083,137        $27,428,786
     Federal funds sold                                                  4,200,000         33,600,000
         Total cash and cash equivalents                                32,283,137         61,028,786
     Investment securities (Approximate market
      values of $40,608,000 and $122,771,000
       at March 31, 1994 and December 31, 1993,
        respectively)                                                   39,561,497        118,450,871
     Securities available for sale (Approximate market
      value of $13,195,000 at December 31, 1993                         99,697,236         12,499,969
     Loans:
       Commercial                                                      199,924,159        194,083,141
       Consumer                                                         58,004,816         58,820,606
       Real Estate                                                     161,262,376        160,789,531
         Total Loans                                                   419,191,351        413,693,278
     Less allowance for loan losses                                      5,680,509          5,586,090
         Net loans                                                     413,510,842        408,107,188
     Premises and equipment-net                                          8,986,511          8,924,619
     Other assets                                                       11,306,300         11,608,340
         Total Assets                                                 $605,345,523       $620,619,773

Liabilities  and Shareholders'  Equity
Liabilities
     Deposits:
       Non-interest-bearing                                            $62,363,215        $66,991,766
       Interest-bearing                                                477,803,370        490,416,878
         Total deposits                                                540,166,585        557,408,644
     Securities sold under agreements to repurchase                      2,271,574          2,410,920
     Other liabilities                                                   3,023,181          3,193,090
     Long-term debt                                                      5,000,000          5,000,000
         Total Liabilities                                             550,461,340        568,012,654
Shareholders' equity
     Preferred stock, no par value;
      1,000,000 shares authorized;
       no shares outstanding
     Common stock, par value $1:
      5,000,000 shares authorized;
       3,311,700 and 3,300,645 shares issued
        at March 31, 1994 and December 31, 1993,
         respectively                                                    3,311,700          3,300,645
     Additional paid-in capital                                         41,896,228         41,684,562
     Unrealized holding gains for available-
         for-sale securities                                             1,239,229
     Retained earnings                                                   8,437,026          7,621,912
         Total Shareholders' Equity                                     54,884,183         52,607,119
         Total Liabilities and Shareholders' Equity                   $605,345,523       $620,619,773

The accompanying notes are an integral part of these consolidated financial statements.

                                                                Page 1

                                             SHORELINE FINANCIAL CORPORATION
                                           CONSOLIDATED STATEMENT OF INCOME
                                                 THREE MONTHS ENDED MARCH 31

                                                                    1994               1993
INTEREST INCOME
     Interest and fees on loans                                   $8,123,185         $7,598,705
     Interest on investment securities:
       Taxable                                                     1,093,509          1,367,704
       Tax-exempt                                                    693,192            786,838
     Interest on federal funds sold                                  118,475             86,798
         Total interest income                                    10,028,361          9,840,045
INTEREST EXPENSE
     Interest on deposits                                          4,239,487          4,208,266
     Interest on short-term borrowing                                 74,217              6,339
         Total interest expense                                    4,313,704          4,214,605
NET INTEREST INCOME                                                5,714,657          5,625,440
     Provision for loan losses                                       175,000            375,000
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                      5,539,657          5,250,440
OTHER INCOME
     Service charges on deposit accounts                             419,373            378,462
     Trust income                                                    343,802            292,455
     Securities gains                                                 96,972             39,418
     Other                                                           353,787            272,411
         Total other income                                        1,213,934            982,746
OTHER EXPENSES
     Salaries and employee benefits                                2,410,065          2,174,549
     Occupancy expense                                               304,311            298,680
     Equipment expense                                               400,495            301,288
     Other                                                         1,574,878          1,467,473
         Total other expense                                       4,689,749          4,241,990
INCOME BEFORE INCOME TAXES                                         2,063,842          1,991,196
     Federal income tax expense                                      455,000            396,000
NET INCOME                                                        $1,608,842         $1,595,196
EARNINGS PER SHARE                                                     $0.49              $0.49

The accompanying notes are an integral part of these consolidated financial statements.

                                                          Page 2

                                                 SHORELINE FINANCIAL CORPORATION
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     THREE MONTHS ENDED MARCH 31
                                                                                        1994              1993
Cash flows from operating activities:
Net Income                                                                            $1,608,842        $1,595,196
Adjustments to reconcile net income to net cash
from operating activities:
     Depreciation and amortization                                                       323,220           270,545
     Provision for loan losses                                                           175,000           375,000
     Net amortization and accretion on investment securities                             200,404           200,040
     Net amortization and accretion on securities
       available-for-sale                                                                414,136
     Amortization of goodwill and related core
       deposit intangible                                                                 65,578            27,970
     Gains on sales of investment securities                                                               (39,419)
     Gains on sales of securities available-for-sale                                     (96,972)
     (Gains)Losses on disposal of premises and equipment                                   2,575            (1,181)
     Decrease in income taxes receivable                                                 441,564           396,000
     Increase(Decrease) in deferred loan fees                                             13,163            30,291
     (Increase)Decrease in interest receivable                                          (327,113)         (377,677)
     Increase(Decrease) in interest payable                                               77,325           (23,851)
     (Increase)Decrease in other assets                                                 (494,955)         (422,577)
     Increase(Decrease) in other liabilities                                            (268,659)         (239,741)
         Total adjustments                                                               525,266           195,400
Net cash from operating activities                                                     2,134,108         1,790,596
Cash flows from investing activities:
     Proceeds from sales of investment securities                                              0         2,399,419
     Proceeds from sales of securities available-for-sale                              3,091,539
     Proceeds from maturities, calls, and principal
       reductions of investment securities                                             6,898,241        12,639,069
     Proceeds from maturities, calls, and principal
       reductions of securities available-for-sale                                     5,781,207
     Purchase of investment securities                                                (4,432,518)      (14,119,937)
     Purchase of securities available-for-sale                                       (18,286,310)
     Net (increase)decrease in loans                                                  (5,616,325)       (4,506,365)
     Recoveries on loans charged-off                                                      24,508            66,397
     Premises and equipment expenditures                                                (402,597)         (286,427)
     Proceeds from disposal of premises and equipment                                     14,910            22,072
Net cash from investing activities                                                   (12,927,345)       (3,785,772)
Cash flows from financing activities:
     Net increase(decrease) in deposits                                              (17,242,059)       (4,766,374)
     Net increase(decrease) in borrowed funds                                           (139,346)         (266,523)
     Dividends paid                                                                     (793,728)         (654,008)
     Proceeds from shares issued under dividend
       reinvestment plan                                                                 139,447            88,610
     Proceeds from shares issued under stock option plan                                  83,274                 0
Net cash from financing activities                                                   (17,952,412)       (5,598,295)
Net change in cash and cash equivalents                                              (28,745,649)       (7,593,471)
     Cash and cash equivalents at beginning of year                                   61,028,786        44,169,395
     Cash and cash equivalents at March 31                                           $32,283,137       $36,575,924
Cash paid during the year for:
     Interest                                                                         $4,236,379        $4,238,456
     Income taxes                                                                         13,436                 0

The accompanying notes are an integral part of these consolidated financial statements.

                              Page 3

                    SHORELINE FINANCIAL CORPORATION

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Shoreline Financial Corporation as of March 31, 1994 and December 31, 1993, and the results of its operation for the three months ended March 31, 1994 and 1993, and its cash flows for the three months then ended. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the result to be expected for the full year.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Shoreline Financial Corporation and its wholly owned subsidiaries, Inter-City Bank and Citizens Trust and Savings Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Investments in Debt and Equity Securities
As of January 1, 1994, the Corporation changed its accounting for debt (and equity) securities to adopt new accounting guidance, SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, securities are classified into held-to-maturity, available-for-sale, and trading categories. Held-to-maturity securities are those which the Corporation has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those which the Corporation may decide to sell if needed for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains or losses included in earnings. The Corporation did not hold any securities considered for this category at any time during the first quarter of 1994.

The effect of adopting this new accounting guidance was to increase equity at January 1, 1994 by approximately $2.4 million.

Realized gains or losses are determined based on the amortized cost of the specific security sold.

During the three month period ended March 31, 1994, the proceeds from sales of available-for-sale securities were $3,091,539, with gross realized gains of $96,972, and no realized losses from those sales. For this period, the change in net unrealized holding gains on available-for-sale securities was a decrease of $(1.2) million. There were no sales or transfers of securities classified as held-to-maturity.

Intangible Assets
Goodwill represents the excess of the purchase price over the net value of tangible assets acquired and related core deposit intangibles identified in branch acquisitions. Goodwill is being amortized on a straight-line basis for a period of 10 years. The related core deposit intangibles are amortized on an accelerated basis over the estimated life of the deposits acquired. Goodwill totaled $252,152 and $262,103 at March 31, 1994 and December 31, 1993 respectively. Core deposit intangibles totaled $2,537,937 and $2,593,564 at March 31, 1994 and December 31, 1993, respectively. These amounts are included in Other Assets in the accompanying balance sheet.

Employee Benefits
The Corporation sponsors a postretirement health care plan that covers both salaried and nonsalaried employees. Effective January 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 106 which requires the accrual, during the years that employees render the necessary service, of the expected cost of providing those benefits to employees and their beneficiaries and covered dependents. The Corporation's postretirement health care plan provides that retired employees may remain on the Corporation's health care plan with each retiree's out-of-pocket contribution to the Corporation equal to their premium expense determined exclusively on the loss experience of the retirees in the plan.

Income Taxes
Effective January 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Accordingly, income tax expense for the quarter ended March 31, 1994 is based upon the liability method. Certain income tax and expense items are reported in different time periods for tax purposes. Deferred or prepaid taxes are recorded in the balance sheet for these temporary differences.

Earnings Per Share
Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares with a dilutive effect. On February 17, 1993, the Board of Directors declared a five percent stock dividend payable April 1, 1993 to shareholders of record on March 16, 1993. On February 16, 1994, the Board of Directors declared a three-for-two stock split, effective May 31, 1994 to shareholders of record on May 16, 1994, subject to shareholder approval of an increase in authorized capital. (Earnings and dividends per share have not been restated for the three-for-two stock split to be effective May 31, 1994.) The average number of shares was 3,304,348 in the first quarter of 1994, and 3,270,704 in the first quarter of 1993.

NOTE 2 - Income Taxes
Components for the provision of federal income taxes are as follows:


                                                       March 31, 1994

Taxes currently payable                                  $ 500,000
Deferred tax benefit                                       (45,000)

   Income tax expense                                    $ 455,000


The deferred income taxes are due primarily to the temporary differences related to depreciation, bad debt deductions and deferred loan fees.

The difference between the provision for income taxes shown on the statement of income and amounts computed by applying the statutory federal income tax rate to income before tax expense is as follows:

                                                       March 31, 1994

Income tax calculated at statutory federal rate of 34%    $ 702,000
Increase(decrease) due to tax effect of
   Tax-exempt income                                       (272,500)
   Nondeductible expense and other                           25,500

      Income tax expense                                  $ 455,000


Effective January 1, 1993, the Corporation has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The adjustment to apply the new accounting method was not material.

The components of the net deferred tax asset recorded in the balance sheet as of March 31, 1994 are as follows:

Total deferred tax liabilities                          $ (1,062,000)
Total deferred tax assets                                  2,114,000
Total valuation allowance                                        -0-

   Net deferred tax asset                                 $1,052,000

                    SHORELINE FINANCIAL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition:
     On December 31, 1993, Shoreline Financial Corporation held an unusually high amount of dollars in Federal Funds Sold, totaling $33.6 million. During the first quarter of 1994, these liquid funds were utilized to fund commercial loan growth, additional investments and to absorb the reduction in time and savings deposit balances. On March 31, 1994, Federal Funds Sold totaled $4.2 million.
     As of March 31, 1994, deposits totaled $540.2 million, which represents a decrease of $17.2 million from the December 31, 1993 total of $557.4 million. Time deposits declined $8.2 million during this time period. A portion of this run-off was anticipated by management as a significant group of higher rate time deposits acquired in the 1993 Standard Federal branch acquisitions were scheduled to mature during the first quarter of 1994. In addition to the decrease in time deposits, declines were noted in non-interest bearing demand deposit accounts and NOW accounts of $4.6 million and $3.1 million, respectively, from December 31, 1993 to March 31, 1994. The relatively modest demand for loans experienced in the first quarter coupled with a relatively low net interest margin placed Shoreline in a somewhat less aggressive posture in the short-term in attracting rate sensitive deposit customers. This is supported by the approximate $3 million decline from December 31, 1993 to March 31, 1994 in time deposits greater than $100,000.
     Shoreline's loan balances totaled $419.2 million on March 31, 1994, an increase of $5.5 million or 1.3% from December 31, 1993. Growth of $5.8 million or 3.0% in the commercial loan portfolio provided all of the increase in total loans. The mortgage loan and consumer loan portfolios remained relatively unchanged from year end. The overall reduction in residential mortgage loan refinancing activity impacted Shoreline's mortgage loan production in the first quarter. On March 31, 1994, approximately $1.1 million of mortgage loans were classified as held for sale.
     During the first quarter of 1994, Shoreline substantially improved its non-performing asset position. Non-performing assets (loans on a non-accrual status, contractually past due 90 days or more, "troubled debt restructurings" and other real estate owned) totaled $3,386,000 which represented .81% of the total loan portfolio. At December 31, 1993, non-performing assets totaled $5,432,000 and represented 1.31% of Shoreline's total loan portfolio. The positive disposition of a large non-accrual loan coupled with a $641,000 reduction in loans past due 90 days or more produced the positive results. During the first quarter, Shoreline experienced net charge-offs totaling $80,577. This represents .02% of average total loans during the same time period. As a result of the positive movement in non-performing assets and modest net charge-offs, the Corporation reduced its first quarter provision for loan losses to $175,000 which compares to the fourth quarter of 1993's provision of $285,000. However, Shoreline's allowance for loan losses as a percent of total loans remained stable at 1.36% compared to the 1.35% at December 31, 1993.

     Total investment securities amounted to $139.3 million at March 31, 1994. Of this total, $99.7 million were classified as available-for-sale. This represents an increase of $8.3 million in total investment securities from December 31, 1993. Increased holdings in State and Political Subdivisions and U.S. Government Treasuries of $5.5 million and $3.0 million, respectively, accounted for this increase.

Future Transactions:
     On May 5, 1993, Shoreline announced its intention to effect a merger between its two subsidiary banks, Inter-City Bank and Citizens Trust and Savings Bank. The resulting single bank will be named Shoreline Bank. The transaction will be consummated on May 31, 1994.
     On December 7, 1993, the Corporation announced an agreement with Great Lakes Bancorp, Ann Arbor, Michigan under which the Corporation will purchase and assume from Great Lakes Bancorp certain assets and liabilities associated with its branch located in South Haven, Michigan. This branch has deposits totaling approximately $13 million. The transaction is pending regulatory approval and is anticipated to be consummated during the second or third quarter of 1994.
     On March 25, 1994, the Corporation announced an agreement with Old Kent Bank, Grand Rapids, Michigan under which Shoreline will purchase and assume from Old Kent Bank certain assets and liabilities associated with its branch located in Adamsville, Michigan. This branch has deposits totaling approximately $12 million. The transaction is subject to regulatory approvals and other customary conditions and is anticipated to be completed in the third quarter of 1994.

Liquidity and Rate Sensitivity:
     For the first quarter of 1994, Shoreline's average loan to deposit ratio was 76.0%. This compares with the Corporation's loan to deposit ratio for 1993 of 75.2%. Federal funds sold, Shoreline's most liquid investment, averaged $15.4 million during the first quarter of 1994 which represents 2.5% of total average assets for the period. During 1993, federal funds sold averaged 2.8% of the Corporation's total average assets. As of March 31, 1994, Shoreline had commitments to make or purchase loans, including the unused portion of lines of credit totalling $72.9 million.
     As of March 31, 1994, the cumulative funding gaps of interest-earning assets and interest-bearing liabilities for selected maturity periods is illustrated as follows:

                                 Repriceable or Maturing Within:

                                 0 to 3       0 to 12       0 to 5
(In thousands)                   Months       Months        Years
Interest-earning Assets
     Loans                      $186,295     $253,273      $357,850
     Investment Securities        20,002       62,230       115,775
     Federal Funds Sold            4,200        4,200         4,200

          Total                  210,497      319,703       477,825


Interest-bearing Liabilities
     Time Deposits                62,858      158,089       243,822
     Money Market Accounts        68,746       68,746        68,746
     Demand and Savings          163,277      163,277       163,277
     Other Borrowings              2,272        2,272         7,272

          Total                  297,153      392,384       483,117


Asset(Liability) Gap            $(86,656)    $(72,681)     $( 5,292)


     Interest-bearing demand and savings accounts subject to immediate withdrawal are included in the 0-3 month category. While these accounts may be withdrawn at the discretion of the customer and may be repriced at the discretion of management, it is felt that these type of accounts are not as sensitive to changes in interest rates in the short term as this presentation would indicate. Therefore, management believes the liability GAPs shown in the 3 and 12 month categories above somewhat distort the more realistic GAP position of the Corporation.
     Shoreline's net interest margin for the first quarter of 1994 was 4.33%. This compares with net interest margins of 4.38%, 4.59% and 4.82% in the fourth quarter, third quarter and second quarter of 1993, respectively. The recent modest upswing in short-term interest rates should help to stabilize this downward trend in the net interest margin.

Capital Resources:
     Total shareholders' equity amounted to $54.9 million at March 31, 1994. As required, the Corporation adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this pronouncement, securities classified as "available for sale' are accounted for at fair value with unrealized gains and losses, net of deferred income taxes, reported as a separate component of shareholders' equity. At March 31, 1994, this component of shareholders' equity amounted to $1.2 million. A summary of the Corporation's capital position follows;

                               March 31, 1994         December 31, 1993

                            Without        With
                           unrealized    unrealized
                            holding       holding
                             gains         gains


   Equity to Assets           8.40%         9.07%             8.50%
   Leverage Capital Ratio     8.44%         8.65%             8.05%
   Risk-based Capital:
          Tier 1 Capital     13.15%        13.47%            12.90%
          Total Capital      13.95%        14.27%            14.15%

     During the first quarter of 1994, the Corporation declared and paid a cash dividend of $.24 per share. A total of 4,498.00 shares of common stock were subsequently issued under the Corporation's Dividend Reinvestment Plan.

Results of Operations:
     Net income for the three months ended March 31, 1994 was $1,608,842, an .85% increase over the same period in 1993. Net interest income totaled $5,714,657 in the first quarter of 1994, which represents a modest increase of $89,217 or 1.58% over the first quarter of 1993. The following table illustrates the effect that changes in rates and volumes of earning assets and interest-bearing liabilities had on the level of net interest income in 1994.

                   THREE MONTHS ENDED MARCH 31, 1994
                         (Dollars in thousands)

                                                  1994       1993
Interest Income (taxable equivalent)           $ 10,441   $ 10,304
Interest Expense                                  4,314      4,215

     Net Interest Income                       $  6,127   $  6,089


Average Volume:
   Interest-Earning Assets                     $562,573   $489,749
   Interest-Bearing Liabilities                 490,644    419,355

     Net Differential                          $ 71,929   $ 70,394


Average Yields/Rates:
   Yield on earning assets                        7.44%      8.43%
   Rate paid on liabilities                       3.57%      4.08%

     Interest Spread                              3.87%      4.35%


     Net Interest Margin                          4.33%      4.94%

The change in net interest income (in thousands) is attributable to the following:

                                                              Net
                                    Volume       Rate       Inc/Dec

Interest-Earning Assets            $ 1,431      $(1,294)    $  137
Interest-Bearing Liabilities           673       (  574)        99

     Net Interest                  $   758      $(  720)    $   38


     The increase in earning assets of approximately $73 million over the previous year's quarterly average helped to offset the decline in the net interest margin from 4.94% in the first quarter of 1993 to 4.33% in the first quarter of 1994.
     Total other income for the three months ended March 31, 1994 was $1,213,934. This compares to the prior year's amount of $982,746 and represents a 23.5% increase. Service charge income on deposit accounts contributed approximately $41,000 of this increase resulting, primarily from the increased level of deposits over the prior year's quarter. Gains from sale of investment securities amounted to $96,972 in the first quarter of 1994, an increase of $57,554 over the prior year. Other operating income totaled $353,787 for the three months ended March 31, 1994, an increase of $81,376 over the prior year at this time. Increased credit card fee income and gains on the sale of other real estate owned contributed toward this increase.
     Total other expense amounted to $4,689,749 in the first quarter of 1994. This represents an increase of $447,759 or 10.6% over the previous year. Personnel expense totaled $2,410,065 as of March 31, 1994. This is an increase of $235,516 or 10.8%. The addition of approximately 22 full time equivalents associated with the Standard Federal branch acquisitions in July of 1993 is primarily responsible for the increase in this area in excess of normal salary increases. Equipment expense totaled $400,495 as of March 31, 1994, an increase of $99,207 over the prior year at this time. Increased depreciation and repairs and maintenance expense produced this increase. Other operating expense increased 7.3% over the prior year and totaled $1,574,873 at March 31, 1994. Increased expenses related to FDIC insurance, amortization of intangible assets (resulting from Standard Federal acquisition) and professional fees (completion of a non-interest income study) helped to cause this increase.
     In summary, Shoreline's net income for the first quarter of 1994 produced a return on average assets of 1.08%, which compares to the 1.23% earned in the first quarter of 1993. The return on average shareholders' equity was 12.24% and 13.23% for the first quarter of 1994 and 1993, respectively.

                SHORELINE FINANCIAL CORPORATION

                 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Shoreline's subsidiaries are parties, as plaintiff or defendant, to a number of legal proceedings, none of which is considered material, and all of which arise in the normal course of their operations.

Item 2.  Changes in Rights of Company's Security Holders

         Not Applicable

Item 3.  Defaults by the Company on its Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Materially Important Events

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Not Applicable

         (b) No reports on Form 8-K have been filed during the quarter.

               SHORELINE FINANCIAL CORPORATION

                          SIGNATURES




Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            Shoreline Financial Corporation
                            _______________________________
                                      Registrant




     May 11, 1994       Dan L. Smith
Date______________     ______________________________________
                        Dan L. Smith
                        Chairman, President and CEO





      May 11, 1994      James R. Milroy
Date______________     ______________________________________
                        James R. Milroy
                        Senior Vice President-Controller