Form 10-Q
period 1994-06-30
SHORELINE FINANCIAL CORP
filed 1994-08-15
CIK 822697

              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON DC 20549

_____________________________________________________________

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

_____________________________________________________________
For Quarter Ended                Commission File No. 0-16444
June 30, 1994
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

                Yes    X           No
                _________          _________

As of June 30, 1994 there were 4,974,072 issued and outstanding shares of the registrant's Common Stock.

               SHORELINE FINANCIAL CORPORATION

                            INDEX

                                                       Page
                                                       Number


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet,
          June 30, 1994 and December 31, 1993. . . . . . . .1


          Condensed Consolidated Statement of Income,
          Three Months and Six Months Ended
          June 30, 1994 and 1993. . . . . . . . . . . . . . 2


          Condensed Consolidated Statement of Cash Flows,
          Three Months and Six Months Ended
          June 30, 1994 and 1993. . . . . . . . . . . . . . 3


          Notes to Condensed Consolidated Financial
          Statements. . . . . . . . . . . . . . . . . . . 4-6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations. . . . . . . . . . . . . . . . .7-12

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . 13-14

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .15

                                             SHORELINE FINANCIAL CORPORATION
                                                   CONSOLIDATED BALANCE SHEET

                                                         June 30,                              December 31,
                                                           1994                                    1993
Assets
     cash and due from banks                               $27,875,343                             $27,428,786
     Federal funds sold                                      5,700,000                              33,600,000
         Total cash and cash equivalents                    33,575,343                              61,028,786
     Investment securities held to maturity
     (Approximate market values of $38,382,000
        and $122,771,000 at June 30, 1994 and
         December 31, 1993 respectively)                    37,885,584                             118,450,871
     Investment securities available for sale
      (Approximate market value of $13,195,000
       at December 31, 1993)                                96,380,260                              12,499,969
     Loans:
       Commercial                                          201,488,090                             194,083,141
       Consumer                                             60,027,398                              58,820,606
       Real Estate                                         168,350,726                             160,789,531
         Total Loans                                       429,866,214                             413,693,278
     Less allowance for loan losses                          5,438,731                               5,586,090
         Net loans                                         424,427,483                             408,107,188
     Premises and equipment-net                              9,995,172                               8,924,619
     Other assets                                           11,129,672                              11,608,340
         Total Assets                                     $613,393,514                            $620,619,773

Liabilities  and Shareholders'  Equity
Liabilities
     Deposits:
      Non-interest-bearing                                 $59,552,809                             $66,991,766
       Interest-bearing                                    488,356,521                             490,416,878
         Total deposits                                    547,909,330                             557,408,644
     Securities sold under agreements to repurchase          2,855,561                               2,410,920
     Other liabilities                                       2,524,849                               3,193,090
     Long-term debt                                          5,000,000                               5,000,000
         Total Liabilities                                 558,289,740                             568,012,654
Shareholders' equity
     Preferred stock, no par value;
      1,000,000 shares authorized;
       no shares outstanding
     Common stock, par value $0:
      10,000,000 shares authorized;
       4,974,072 and 3,300,645 shares issued
        at June 30, 1994 and December 31, 1993,
         respectively                                                0                               3,300,645
     Additional paid-in capital                             45,332,968                              41,684,562
     Unrealized holding gains for available-
         for-sale securities                                   392,383                                       0
     Retained earnings                                       9,378,423                               7,621,912
         Total Shareholders' Equity                         55,103,774                              52,607,119
         Total Liabilities and Shareholders' Equity       $613,393,514                            $620,619,773

The accompanying notes are an integral part of these consolidated financial statements.

                                         Page 1

                                                           SHORELINE FINANCIAL CORPORATION
                                                         CONSOLIDATED STATEMENT OF INCOME


                                                        Three Months Ended                                Six Months Ended
                                                            June 30                                            June 30
                                                    1994                     1993                      1994               1993
INTEREST INCOME
     Interest and fees on loans                  $8,772,278               $7,646,381              $16,895,463         $15,245,086
Interest on investment securities:
       Taxable                                    1,220,054                1,235,884                2,313,563           2,603,588
       Tax-exempt                                   726,118                  741,911                1,419,310           1,528,749
     Interest on federal funds sold                  80,606                  107,410                  199,081             194,208
         Total interest income                   10,799,056                9,731,586               20,827,417          19,571,631
INTEREST EXPENSE
     Interest on deposits                         4,371,590                4,112,891                8,611,077           8,321,157
     Interest on other borrowing                     83,665                    5,720                  157,882              12,059
         Total interest expense                   4,455,255                4,118,611                8,768,959           8,333,216
NET INTEREST INCOME                               6,343,801                5,612,975               12,058,458          11,238,415
     Provision for loan losses                      174,993                  375,000                  349,993             750,000
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                     6,168,808                5,237,975               11,708,465          10,488,415
OTHER INCOME
     Service charges on deposit accounts            482,805                  431,951                  902,178             810,413
     Trust income                                   305,454                  300,043                  649,256             592,498
     Securities gains                                (1,064)                 104,687                   95,908             144,105
     Other                                          227,711                  365,858                  581,498             638,269
         Total other income                       1,014,906                1,202,539                2,228,840           2,185,285
OTHER EXPENSES
     Salaries and employee benefits               2,502,464                2,235,365                4,912,529           4,409,914
     Occupancy expense                              297,112                  288,613                  601,423             587,293
     Equipment expense                              396,975                  315,465                  797,470             616,753
     Other                                        1,723,029                1,568,959                3,297,907           3,036,432
         Total other expense                      4,919,580                4,408,402                9,609,329           8,650,392
INCOME BEFORE INCOME TAXES                        2,264,134                2,032,112                4,327,976           4,023,308
     Federal income tax expense                     522,000                  445,000                  977,000             841,000
NET INCOME                                       $1,742,134               $1,587,112               $3,350,976          $3,182,308
EARNINGS PER SHARE                                    $0.35                    $0.32                    $0.67               $0.65

The accompanying notes are an integral part of these consolidated financial statements.                              Page 2

                                                 SHORELINE FINANCIAL CORPORATION
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            SIX MONTHS ENDED JUNE 30
                                                                                             1994                            1993
Cash flows from operating activities:
Net Income                                                                                $3,350,976                     $3,182,308
Adjustments to reconcile net income to net cash
from operating activities:
     Depreciation and amortization                                                           646,964                        551,961
     Provision for loan losses                                                               349,993                        750,000
     Net amortization and accretion on investment securities                                 430,209                        518,001
     Net amortization and accretion on securities
       available-for-sale                                                                    643,934
     Amortization of goodwill and related core
       deposit intangible                                                                    131,164                         55,940
     Gains on sales of investment securities                                                       0                      (146,105)
     Gains on sales of securities available-for-sale                                        (95,898)
     (Gains)Losses on disposal of premises and equipment                                       5,910                        (1,181)
     Increase in income taxes receivable                                                   (251,436)                      (979,000)
     Increase(Decrease) in deferred loan fees                                                 42,593                          4,673
     (Increase)Decrease in interest receivable                                             (273,663)                       (45,649)
     Increase(Decrease) in interest payable                                                   38,295                      (124,293)
     (Increase)Decrease in other assets                                                      (1,106)                      1,192,119
     Increase(Decrease) in other liabilities                                                (34,964)                      (176,606)
         Total adjustments                                                                 1,631,995                      1,599,860
Net cash from operating activities                                                         4,982,971                      4,782,168
Cash flows from investing activities:
     Proceeds from sales of investment securities                                                  0                      4,807,662
     Proceeds from sales of securities available-for-sale                                  6,315,023
     Proceeds from maturities, calls, and principal
       reductions of investment securities                                                11,203,747                     23,804,546
     Proceeds from maturities, calls, and principal
       reductions of securities available-for-sale                                        11,352,288
     Purchase of investment securities                                                   (7,005,418)                   (33,321,511)
     Purchase of securities available-for-sale                                          (25,564,369)
     Net (increase)decrease in loans                                                    (16,852,533)                   (11,026,315)
     Recoveries on loans charged-off                                                         139,652                        111,473
     Premises and equipment expenditures                                                 (1,739,427)                      (774,540)
     Proceeds from disposal of premises and equipment                                         16,000                         25,203
Net cash from investing activities                                                      (22,135,037)                   (16,373,482)
Cash flows from financing activities:
     Net increase(decrease) in deposits                                                  (9,499,314)                      9,551,421
     Net increase(decrease) in borrowed funds                                                444,641                        382,665
     Dividends paid                                                                      (1,594,465)                    (1,359,847)
     Proceeds from shares issued under dividend
       reinvestment plan                                                                     253,976                              0
     Proceeds from shares issued under stock option plan                                      93,785                        345,178
Net cash from financing activities                                                      (10,301,377)                      8,919,417
Net change in cash and cash equivalents                                                 (27,453,443)                    (2,671,897)
     Cash and cash equivalents at beginning of year                                       61,028,786                     44,169,395
     Cash and cash equivalents at June 30                                                $33,575,343                    $41,497,498
Cash paid during the year for:
     Interest                                                                             $8,830,489                     $8,457,509
     Income taxes                                                                         $1,228,436                     $1,090,000

The accompanying notes are an integral part of these consolidated financial statements.
                                              Page 3

                    SHORELINE FINANCIAL CORPORATION

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Shoreline Financial Corporation as of June 30, 1994 and December 31, 1993, and the results of its operation for the six months ended June 30, 1994 and 1993, and its cash flows for the six months then ended. The results of operations for the six months ended June 30, 1994 are not necessarily indicative of the result to be expected for the full year.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Shoreline Financial Corporation and its wholly owned subsidiary, Shoreline Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Investments in Debt and Equity Securities
As of January 1, 1994, the Corporation changed its accounting for debt (and equity) securities to adopt new accounting guidance, SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, securities are classified into held-to-maturity, available-for-sale, and trading categories. Held-to-maturity securities are those which the Corporation has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those which the Corporation may decide to sell if needed for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains or losses included in earnings. The Corporation did not hold any securities considered for this category at any time during the second quarter of 1994.

The effect of adopting this new accounting guidance was to increase equity at January 1, 1994 by approximately $2.4 million.

Realized gains or losses are determined based on the amortized cost of the specific security sold.

During the six month period ended June 30, 1994, the proceeds from sales of available-for-sale securities were $6,315,023, with gross realized gains of $126,372 and gross realized losses of $30,474 from those sales. For this period, the change in net unrealized holding gains on available-for-sale securities was a decrease of $ 2.01 million. There were no sales or transfers of securities classified as held-to-maturity.

Intangible Assets
Goodwill represents the excess of the purchase price over the net value of tangible assets acquired and related core deposit intangibles identified in branch acquisitions. Goodwill is being amortized on a straight-line basis for a period of 10 years. The related core deposit intangibles are amortized on an accelerated basis over the estimated life of the deposits acquired. Goodwill totaled $242,198 and $262,103 at June 30, 1994 and December 31, 1993 respectively. Core deposit intangibles totaled $2,482,305 and $2,593,564 at June 30, 1994 and December 31, 1993, respectively. These amounts are included in Other Assets in the accompanying balance sheet.

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

Income Taxes
Effective January 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Accordingly, income tax expense for the quarter ended June 30, 1994 is based upon the liability method. Certain income tax and expense items are reported in different time periods for tax purposes. Deferred or prepaid taxes are recorded in the balance sheet for these temporary differences.

Earnings Per Share
Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares with a dilutive effect. On February 17, 1993, the Board of Directors declared a five percent stock dividend payable April 1, 1993 to shareholders of record on March 16, 1993. On February 16, 1994, the Board of Directors declared a three-for-two stock split, effective May 31, 1994 to shareholders of record on May 16, 1994. Common equivalent shares are shares which may be issuable to employees upon exercise of outstanding stock options. The average number of shares was 4,968,688 in the second quarter of 1994, and 4,911,322 in the second quarter of 1993. The average number of shares was 4,961,781 in the six months ended June 30, 1994, and 4,908,702 in the six months ended June 30, 1993.

                    SHORELINE FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition:
     On June 30, 1994, Shoreline's deposits totaled $547.9 million, which represents an increase of $7.7 million from March 31, 1994. Total deposits amounted to $557.4 million at December 31, 1993. Shoreline has experienced continued success with its premium savings account the "Capital Club". Total balances in this product increased $16.9 million from March 31, 1994 to June 30, 1994. This more than helped to offset declines of $2.8 million, $4.1 million and $3.3 million in non-interest bearing demand, money market and NOW account balances, respectively. Time deposit balances increased $2.0 million from March 31, 1994, the first increase over the past four quarters. With the change in market conditions during the second quarter of 1994, management believes that many investors are beginning to find bank certificates a more attractive alternative. In addition, Shoreline began to market certificate of deposit products more aggressively during the second quarter of 1994. Delays in the regulatory approval process of Shoreline's proposed branch acquisitions (discussed below), combined with increased loan demand, prompted management to become more aggressive in this area.
     Total loans amounted to $429.9 million at June 30, 1994, which represents an increase of $10.7 million from March 31, 1994. For the six months ended June 30, 1994, total loans have increased $16.2 million or 3.9%. Growth in the mortgage loan area provided $7.3 million of the increase in total loans from March 31, 1994. An increase in originations of loans deemed appropriate to hold in portfolio accounted for this increase. At June 30, 1994, there were no loans classified as held for sale.
     Total investment securities amounted to $134.3 million at June 30, 1994, a decrease of $5.0 million from March 31, 1994. A decline in US Government Agency securities of $4.2 million resulted primarily from principal reductions on mortgage-backed securities. Federal funds sold totaled $5.7 million at June 30, 1994, which compares to the March 31, 1994 total of $4.2 million. At December 31, 1993, the Corporation held an unusually high amount of dollars in Federal funds sold, which was liquidated during the first quarter of 1994.
     At June 30, 1994, non-performing assets (loans on a non-accrual status, contractually past due 90 days or more, "troubled debt restructurings" and other real estate owned) totaled $3.6 million. This represents .83 percent of Shoreline's total loan portfolio. At December 31, 1993 and March 31, 1994 this ratio was 1.31 percent and .81 percent, respectively. During the second quarter of 1994, the Corporation experienced net charge-offs of approximately $409,000 which brought the year-to-date total to $497,000 or .12 percent of average total loans. Increased consumer loan charge-offs and a large commercial loan charge-off accounted for the second quarter's activity.
Aggressive recovery efforts are in process related to these charged-off credits. The increase in charge-offs combined with the growth in loans during the second quarter caused the Corporation's allowance for loan losses as a percent of total loans to decline slightly from 1.36 percent at March 31, 1994 to 1.27 percent at June 30, 1994.

Completed Transactions:
     Effective May 28, 1994, Shoreline Financial Corporation's subsidiary banks, Inter-City Bank and Citizens Trust and Savings Bank consummated its announced merger resulting in a single bank named Shoreline Bank. This transaction did not impact the presentation of the consolidated financial statements of Shoreline Financial Corporation.

Future Transactions:
     The Corporation previously announced agreements to purchase the South Haven, Michigan branch from Great Lakes Bancorp and the Adamsville, Michigan branch from Old Kent Bank. Deposits of these two branches total approximately $25 million. Delays encountered in the regulatory approval process have changed the anticipated closing of these transactions from the third quarter of 1994 to the fourth quarter of 1994.

Liquidity and Rate Sensitivity:
     During the second quarter of 1994, Shoreline's loan to deposit ratio was 77.4 percent. This compares with the first quarter's ratio of
76.0 percent. Federal funds sold, the Corporation's most liquid asset, averaged $8.6 million or 1.4 percent of total average assets in the second quarter. This ratio was 2.8 percent in the first quarter of 1994. As of June 30, 1994, Shoreline had commitments to make or purchase loans, including the unused portion of lines of credit, totalling $71.1 million.
     As of June 30, 1994, the cumulative funding gaps of interest-earning assets and interest-bearing liabilities for selected maturity periods are illustrated as follows:

                                   Repriceable or Maturing Within:

                                   0 to 3       0 to 12       0 to 5
(In thousands)                     Months       Months        Years
Interest-earning assets
     Loans                        $184,743     $250,844      $369,413
     Investment securities          22,030       52,244       107,684
     Federal funds sold              5,700        5,700         5,700

               Total               212,473      308,788       482,797

                                   Repriceable or Maturing Within:

                                   0 to 3       0 to 12       0 to 5
(In thousands)                     Months       Months        Years
Interest-bearing liabilities
     Time deposits                  52,183      159,230       246,044
     Money market accounts          63,940       63,940        63,940
     Demand and savings            176,611      176,611       176,613
     Other borrowings                2,856        2,856         7,856

               Total               295,590      402,637       494,453

Asset/(Liability) Gap             $(83,117)    $(93,849)     $(11,656)


     Interest-bearing demand and savings accounts subject to immediate withdrawal are included in the 0-3 month category. While these accounts may be withdrawn at the discretion of the customer and may be repriced at the discretion of management, it is felt that these type of accounts are not as sensitive to changes in interest rates in the short term. Therefore, management believes the liability gaps shown in the 3 and 12 month categories above distort the more realistic gap position of the Corporation.
     This belief is supported by the change in the Corporation's net interest margin during the second quarter of 1994. Shoreline's net interest margin was 4.68 percent in the second quarter of 1994 as compared to the 4.33 percent realized in the first quarter of 1994. The increase in overall interest rates experienced during the second quarter helped to produce this corresponding improvement in the net interest margin.

Capital Resources:
     Total shareholders' equity amounted to $55.1 million at June 30, 1994. As a result of rising interest rates, the Corporation experienced a decline in the Net Unrealized Gains on Available-For-Sale Securities portion of its equity of approximately $847,000 during the second quarter. This component of equity totaled $392,000 at June 30, 1994. A summary of the Corporation's capital position follows:

                           June 30, 1994              December 31, 1993

                       Without        With
                     unrealized     unrealized
                       holding       holding
                        gains         gains

Equity to assets        8.92%         8.98%                  8.50%
Leverage ratio          8.51%         8.58%                  8.05%
Risk-based capital:
   Tier 1 Capital      13.08%        13.18%                 12.90%
   Total Capital       14.33%        14.43%                 14.15%

     Shareholders approved at its annual meeting on May 5, 1994 an increase to authorized no par capital stock from 5,000,000 to 10,000,000 shares. This approval allowed for the payment of a three-for-two stock split on May 31, 1994. Subsequently, on June 15, 1994, the Corporation paid a cash dividend of $.16 per share.

Results of Operations:
   Net income for the three months ended June 30, 1994 was $1,742,134, an increase of 9.8 percent over the same period in 1993. Year-to-date, net income is $3,350,976, which compares to net income through June 30, 1993 of $3,182,308 or an increase of 5.3 percent. Increased net interest income has significantly contributed to the increased earnings over the prior year. For the six months ended June 30, 1994, net interest income is $820,043 or 7.3 percent greater than at June 30, 1993. The following tables will illustrate the effect that changes in rates and volumes of earning assets and interest-bearing liabilities had on net interest income:

                       THREE MONTHS ENDED JUNE 30
                         (Dollars in Thousands)

                                             1994       1993
Interest income (taxable equivalent)       $ 11,173   $ 10,168
Interest expense                              4,455      4,119

     Net interest income                   $  6,718   $  6,049


Average Volume:
     Interest-earning assets               $574,194   $497,920
     Interest-bearing liabilities           497,747    425,615

          Net differential                 $ 76,447   $ 72,305

Average Yields/Rates
     Yield on earning assets                  7.78%      8.17%
     Rate paid on liabilities                 3.58%      3.87%
          Interest spread                     4.20%      4.30%

          Net interest margin                 4.68%      4.82%


The change in net interest income (in thousands) is attributable to the following:
                                                                Net
                                 Volume         Rate         Inc/(Dec)

Interest-earning assets          $ 1,506      $ (501)        $  1,005
Interest-bearing liabilities         659        (323)             336

          Net interest           $   847      $ (178)        $    669

                        SIX MONTHS ENDED JUNE 30
                         (Dollars in Thousands)

                                              1994        1993

Interest income (taxable equivalent)        $ 21,589    $ 20,383
Interest expense                               8,769       8,333

     Net interest income                    $ 12,820    $ 12,050

Average Volume:
     Interest-earning assets                $568,510    $493,849
     Interest-bearing liabilities            487,020     422,491

          Net differential                  $ 81,490    $ 71,358

Average Yield/Rates:
     Yield on earning assets                   7.59%       8.25%
     Rate paid on liabilities                  3.58%       3.94%
          Interest spread                      4.01%       4.31%

          Net interest margin                  4.51%       4.88%


The change in net interest income (in thousands) is attributable to the following:
                                                           Net
                                 Volume       Rate       Inc/(Dec)
Interest-earning assets         $ 2,920     $(1,714)     $ 1,206
Interest-bearing liabilities      1,224      (  788)         436

          Net interest          $ 1,696     $(  926)     $   770



     The provision for loan losses for the quarter ended June 30, 1994 totaled $174,993 which compares to the prior year's provision for the second quarter of $375,000. On a year-to-date basis, 1994's provision for loan losses stands at $349,993, a reduction of $400,007 over the same time period in 1993. The provision for loan losses is based upon loan loss experience and such other factors which, in management's judgment, deserve current recognition in maintaining an adequate allowance for loan losses.
     Total other income for quarter ending June 30, 1994 amounted to $1,014,906, a decrease of $187,633 or 15.6% from the prior year's quarter. A net loss of $(1,064) on investment securities transactions during the second quarter of 1994, compared to net gains of $104,687 in the prior year's quarter, accounted for the majority of this decrease. In addition, other operating income declined approximately $138,000 in comparison to the prior year. A net loss on the sale of mortgage loans to the secondary market during the quarter of $(48,190) compared to gain of $94,896 in the previous year created this decline. Service charge fees on deposit accounts totaled $482,805 in the quarter ended June 30, 1994, an increase of $50,854 or 11.8 percent over the prior year's quarter. Increased deposits from the 1993 branch acquisitions helped to produce this increase.
     For the six months ended June 30, 1994, total other income amounted to $2,228,840, an increase of $43,555 or 2.0 percent over the prior year. The primary contributors to this increase included service charge income on deposits ($91,765 or 11.3 percent greater than the prior year) and trust income ($56,758 or 9.6 percent greater than
1993). These increases were offset by a decline in the gain on investment securities transactions of $48,197 from the prior year and a decline in the level of gains on the sale of mortgage loans of $139,941. The rise in interest rates that occurred during the first half of 1994 decreased the level of profitability on the sale of these assets.
     Total other expense amounted to $4,919,580 during the second quarter of 1994, an increase of $511,178 or 11.6 percent over the same period in 1993. Increased occupancy, equipment and other expenses related to the consolidation of Shoreline's two subsidiary banks during the second quarter, as well as expenses associated with assets acquired in the 1993 branch acquisitions, helped to cause this increase. However, the Corporation was still able to gain some efficiencies over the prior year as the percentage of total other expense to average assets declined from 3.30 percent in the second quarter of 1993 to 3.19 percent in the second quarter of 1994.
     For the six months ended June 30, 1994, total other expense amounted to $9,609,329. This represents an increase of $958,937 or 11.1 percent over the prior year. As noted for the quarter, increased expenses associated with the 1993 branch acquisitions as well consolidation expenses accounted for the majority of this increase.
As a percentage of average assets, Shoreline has made improvement over the prior year. For the six months ended June 30, 1994, this ratio was
3.17 percent as compared to 3.28 percent through June 30, 1993.
     In summary, Shoreline's net income for the second quarter of 1994 produced a return on average shareholders' equity of 12.78 percent and a return on average assets of 1.13 percent. This compares to the prior year's ratios of 12.77 percent and 1.19 percent. On a year-to-date basis, Shoreline's return on average shareholders' equity stands at
12.52 percent and its return on average assets is 1.10 percent. 1993's ratios were 13.00 percent and 1.21 percent, respectively.

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

         Not Applicable

Item 3.  Defaults by the Company on its Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  Board of Director Election

         (b)  Board Approval of Amendment of Incorporation

Item 5.  Other Materially Important Events

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 1(a): Amendment of Articles of
                            Incorporation

         (b) No reports on Form 8-K have been filed during the quarter.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Shoreline Financial Corporation was held on May 5, 1994. The purpose of the meeting was to elect directors, to approve the Amendment to the Articles of Incorporation to Increase the Number of Authorized Shares of Common Stock, and to transact any other business that may properly come before the meeting.


(a) The name of each director elected (along with the number of votes cast for or against) and the name of each other director whose term of office as a director continued after the meeting follows:

                              ---------Votes Cast-----------
                                 For               Against
Elected Directors

Louis A. Desenberg          2,733,763.664         62,753.336
Merlin Hanson               2,727,273.152         69,243.848
Ronald F. Kinney            2,730,630.318         65,886.682
Harry C. Vorys              2,738,271.176         58,245.824

Directors Who Continue to Serve

James E. LaBlanc            James F. Murphy
Thomas T. Huff              Robert L. Starks
L. Richard Marzke           Dan L. Smith
Hyman Warshawsky            Ronald L. Zile





(b) The number of votes cast for or against the Amendment to the Articles of Incorporation to Increase the Number of Authorized Shares of Common Stock are as follows:


            ---------Votes Cast-----------
               For               Against

          2,786,107.153         2,322.2104

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





                            Shoreline Financial Corporation
                            _______________________________
                                      Registrant





Date______________     ______________________________________
                        Dan L. Smith
                        Chairman, President and CEO






Date______________     ______________________________________
                        Wayne R. Koebel
                        Chief Financial Officer

                RESTATED ARTICLES OF INCORPORATION

                                OF

                 SHORELINE FINANCIAL CORPORATION
            (Composite as amended through May 5, 1994)


     The following Restated Articles of Incorporation supersede the original Articles of Incorporation as amended and shall be the Articles of Incorporation of the corporation.


                            ARTICLE I

     The name of the corporation is

                 Shoreline Financial Corporation


                            ARTICLE II

     The purpose of the corporation is to engage in any one or more lawful acts or activities within the purposes for which corporations may be organized under the Michigan Business Corporation Act.


                           ARTICLE III

     The total authorized capital stock of the corporation is ten million (10,000,000) shares of common stock, all of one class with equal voting rights, and one million (1,000,000) shares of preferred stock.

     The following provisions are applicable to the authorized stockof the corporation:

     (a)  PROVISIONS APPLICABLE TO COMMON STOCK:

          (i)  All shares of common stock shall be of
     one class. Each holder of common stock shall be entitled to one vote for each share held by him.

          (ii) Subject to the preferential dividend rights, if any, applicable to shares of preferred stock and subject to applicable requirements, if any, with respect to the setting aside of sums for purchase, retirement or sinking funds for preferred stock, the holders of common stock shall be entitled to receive, to the extent permitted by law, such dividends as may be declared from time to time by the board of directors.

          (iii)      In the event of the voluntary or
     involuntary liquidation, dissolution,
     distribution of assets or winding up of the corporation, after distribution in full of the preferential amounts, if any, to be distributed to the holders of shares of preferred stock, holders of common stock shall be entitled to receive all of the remaining assets of the corporation of whatever kind available for distribution to stockholders ratably in proportion to the number of shares of common stock held by them. The board of directors may distribute in kind to the holders of common stock such remaining assets of the corporation or may sell, transfer or otherwise dispose of all or any part of such remaining assets to any person and may sell all or any part of the consideration so received and distribute any balance thereof in kind to holders of common stock. The merger or consolidation of the corporation into or with any other corporation, or the merger of any other corporation into it, or any purchase or redemption of shares of stock of the corporation of any class, shall not be deemed to be a dissolution, liquidation or winding up of the corporation for the purposes of this paragraph.

     (b)  PROVISIONS APPLICABLE TO PREFERRED STOCK:

          (i)  Provisions to be Fixed by the Board
      Directors:

              The board of directors is expressly
     authorized at any time, and from time to time, to provide for the issuance of shares of preferred stock in one or more series, each with such voting powers, full or limited, or without voting powers, and with such designations, preferences and relative, participating, conversion, optional or other rights, and such qualifications, limitations or restrictions thereof, as shall be stated in the resolution or resolutions providing for the issue thereof adopted by the board of directors, and as are not stated in these Articles, or any amendments thereto, including
     (but without limiting the generality of the foregoing) the following:

               (1)  The distinctive designation and
          number of shares comprising such series, which number may (except where otherwise provided by the board of directors in creating such series) be increased or decreased (but not below the number of shares then outstanding) from time to time by action of the board of directors.

               (2)  The dividend rate or rates on the
          shares of such series and the relation which such dividends shall bear to the dividends payable on any other class of capital stock or on any other series of preferred stock, the terms and conditions upon which and the periods in respect of which dividends shall be payable, whether and upon what conditions such dividends shall be cumulative and, if cumulative, the date or dates from which dividends shall accumulate.

               (3)  Whether the shares of such series
          shall be redeemable, and, if redeemable, whether redeemable for cash, property or rights, including securities of any other corporation, and whether redeemable at the option of the holder or the corporation or upon the happening of a specified event, the limitations and restrictions with respect to such redemption, the time or times when, the price or prices or rate or rates at which, the adjustments with which and the manner in which such shares shall be redeemable, including the manner of selecting shares of such series for redemption if less than all shares are to be redeemed.

               (4)  The rights to which the holders of
          shares of such series shall be entitled, and the preferences, if any, over any other series (or of any other series over such series), upon the voluntary or involuntary liquidation, dissolution, which rights may vary depending on whether such liquidation, dissolution, distribution or winding up is voluntary or involuntary, and, if volun-tary, may vary at different dates.

               (5)  Whether the shares of such series
          shall be subject to the operation of a
          purchase, retirement or sinking fund and, if so, whether and upon what conditions such fund shall be cumulative or noncumulative, the extent to which and the manner in which such fund shall be applied to the purchase or redemption of the shares of such series for retirement or to other corporation purposes and the terms and provisions relative to the operation thereof.

               (6)  Whether the shares of such series
          shall be convertible into or exchangeable for shares of any other class or of any other series of any class of capital stock of the corporation, and, if so convertible or exchangeable, the price or prices or the rate or rates of conversion or exchange and the method, if any, of adjusting the same, and any other terms and conditions of such conversion or exchange.

               (7)  The voting powers, full and/or
          limited, if any, of the shares of such
          series, and whether and under what
          conditions the shares of such series (alone or together with the shares of one or more other series having similar provisions) shall be entitled to vote separately as a single class, for the election of one or more additional directors of the corporation in case of dividend arrearages or other specified events, or upon other matters.

               (8)  Whether the issuance of any
         additional shares of such series, or of any shares of any other series, shall be subject to restrictions as to issuance, or as to the powers, preferences or rights of any such other series.

               (9)  Any other preferences, privileges
          and powers and relative, participating,
          optional or other special rights, and
          qualifications, limitations or restrictions of such series, as the board of directors may deem advisable and as shall not be inconsistent with the provisions of these Articles.

          (ii) Provisions Applicable to All Preferred
Stock:

               (1)  All preferred stock shall rank
          equally and be identical in all respects except as to the matters permitted to be fixed by the board of directors, and all shares of any one series thereof shall be identical in every particular except as to the date, if any, from which dividends on such shares shall accumulate.

             (2)  Shares of preferred stock redeemed,
         converted, exchanged, purchased, retired or surrendered to the corporation, or which have been issued and reacquired in any manner, may, upon compliance with any applicable provisions of the Michigan Business
         Corporationon Act be given the status of authorized and unissued shares of preferred stock and may be reissued by the board of directors as part of the series of which they were originally a part or may be reclassified into and reissued as part of a new series or as a part of any other series, all subject to the protective conditions or restrictions of any outstanding series of preferred stock.


                            ARTICLE IV

     The address (which is the mailing address) of the current regis office of the corporation is 823 Riverview Drive, Benton Harbor, Michigan 49022.

     The name of the current resident agent at the registered office is Mr. Dan L. Smith.


                            ARTICLE V

     When a compromise or arrangement or a plan of reorganization of this corporation is proposed between this corporation and its creditors or any class of them or between this corporation and its shareholders or any class of them, a court of equity jurisdiction within the state, on application of this corporation or of a creditor or shareholder thereof, or on application of a receiver appointed for the corporation, may order a meeting of the creditors or class of creditors or of the shareholders or class of shareholders to be affected by the proposed compromise or arrangement or reorganization, to be summoned in such manner as the court directs. If a majority in number representing three-fourths (3/4) in value of the creditors or class of creditors, or of the shareholders or class of shareholders to be affected by the proposed compromise or arrangement or a reorganization, agree to a compromise or arrangement or a reorganization of this corporation as a consequence of the compromise or arrangement, the compromise or arrangement and the reorganization, if sanctioned by the court to which the application has been made, shall be binding on all the creditors or class of creditors, or on all the shareholders or class of shareholders and also on this corporation.


                            ARTICLE VI

     Members of the Board of Directors of the corporation shall be selected, replaced, and removed as follows:

     (a)  Number of Directors.  The number of the
directors of the corporation shall be fixed from time to time by resolution adopted by the affirmative vote of at least two-thirds (2/3) of the entire Board of Directors but shall not be less than three.

     (b)  Classification.  The Board of Directors
shall be divided into three classes as nearly equal in number as possible, with the term of office of one class expiring each year. At each annual meeting of the shareholders, the successors of the class of directors whose term expires at that meeting shall be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election.

     (c)  Nominations of Director Candidates.

          (i)  Nominations of candidates for election
for directors of the corporation at any meeting of shareholders called for election of directors (an
"Election Meeting") may be made by the Board of Directors or by any stockholder entitled to vote at such Election Meeting.

          (ii)     Nominations made by the Board of
Directors shall be made at a meeting of the Board of Directors, or by written consent of the directors in lieu of a meeting, not less than 20 days prior to the date of the Election Meeting, and such nominations shall be reflected in the minute books of the corporation as of the date made.

         (iii)     Any shareholder who intends to make
a nomination at the Election Meeting shall deliver, not less than 120 days prior to the date of the Election Meeting in the case of an annual meeting, and not more than 7 days following the date of notice of the meeting in the case of a special meeting, a notice to the Secretary of the corporation setting forth
(1) the name, age, business address and residence address of each nominee proposed in such notice;
(2) the principal occupation or employment of each such nominee; (3) the number of shares of capital stock of the corporation which are beneficially owned by each such nominee; (4) a statement that each such nominee is willing to be nominated; and (5) such other information concerning each such nominee as would be required under the rules of the Securities and Exchange Commission in a proxy statement soliciting proxies for the election of such nominees.

         (iv)  If the chairman of the Election Meeting
determines that a nomination was not made in accordance with the foregoing procedures, such nomination shall be void and, upon the chairman's instruction, all votes cast in favor of a person so nominated shall be disregarded.

     (d)  Vacancies and Newly Created Directorships.
Subject to the rights of the holders of any series of preferred stock then outstanding, any vacancy occurring in the Board of Directors caused by resignation, removal, death, disqualification, or other incapacity, and any newly created directorships resulting from an increase in the number of directors, shall be filled by a majority vote of directors then in office, whether or not a quorum. Each director chosen to fill a vacancy or a newly created directorship shall hold office until the next election of directors by the shareholders. When the number of directors is changed, any newly created or eliminated directorships shall be so apportioned by the Board of Directors among the classes as to make all classes as nearly equal in number as possible. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director.

     (e) Removal. Any director may be removed from office at any time, but only for cause, and only if removal is approved as set forth below.

          Except as may be provided otherwise by law, cause for removal shall be construed to exist only if:

(i) the director whose removal is proposed has been convicted of a felony by a court of competent jurisdiction and such conviction is no longer subject to direct appeal; (ii) such director has been adjudicated by a court of competent jurisdiction to be liable for negligence or misconduct in the performance of his duty to the corporation in a matter of substantial importance to the corporation and such adjudication is no longer subject to direct appeal;
(iii) such director has become mentally incompetent, whether or not so adjudicated, which mental incompetency directly affects his ability as a director of the corporation; (iv) such director's actions or failure to act are deemed by the Board of Directors to be in derogation of the director's duties; or (v) such director's removal is required or recommended by the Board of Governors of the Federal
Reserve System or its delegate.

          Whether cause for removal exists shall be determined by the affirmative vote of two-thirds (2/3) of the total number of directors. Any action to remove a director pursuant to (i) or (ii) above shall be taken within one year of such conviction or adjudication. For purposes of this paragraph, the total number of directors will not include the director who is the subject of the removal determination, nor will such director be entitled to vote thereon.


                           ARTICLE VII

     No director of the corporation shall be
personally liable to the corporation or its shareholders for monetary damages for breach of the director's fiduciary duty. However, this Article VII shall not eliminate or limit the liability of a director for any breach of duty, act or omission for which the elimination or limitation of liability is not permitted by the Michigan Business Corporation
Act, as amended from time to time. No amendment, alteration, modification or repeal of this Article VII shall have any effect on the liability of any director of the corporation with respect to any act or omission of such director occurring prior to such amendment, alteration, modification or repeal.

                           ARTICLE VIII

     Directors of the corporation shall be indemnified as of right to the fullest extent now or hereafter permitted by law in connection with any actual or threatened civil, criminal, administrative or investigative action, suit or proceeding (whether brought by or in the name of the corporation, a subsidiary, or otherwise) arising out of their service as a director or in any other capacity to the corporation or a subsidiary, or to another organization at the request of the corporation or a subsidiary. Persons who are not directors of the corporation may be similarly indemnified in respect of such service to the extent authorized at any time by the board of directors of the corporation. The corporation may purchase and maintain insurance to protect itself and any such director or other person against any liability asserted against him and incurred by him in respect of such service whether or not the corporation would have the power to indemnify him against such liability by law or under the provisions of this paragraph. The provisions of this
Article VIII shall be applicable to actions, suits or proceedings, whether arising from acts or omissions occurring before or after the adoption hereof, and to directors and other persons who have ceased to render such service, and shall inure to the benefit of the heirs and personal representatives of the directors, and other persons referred to in this paragraph.


                            ARTICLE IX

     The Board of Directors shall not initiate, approve, adopt, or recommend any offer of any party other than the corporation to make a tender or exchange offer for any equity security of the corporation, or to engage in any Business Combination, as defined in paragraph (b) below, unless and until it shall have first evaluated the proposed offer and determined in its judgment that the proposed offer would be in compliance with all applicable laws. In evaluating a proposed offer to determine whether it would be in compliance with law, the Board of Directors shall consider all aspects of the proposed offer, including the manner in which the offer is proposed to be made, the documents proposed for the communication of the offer, and the effects and consequences of the offer if consummated, in light of the laws of the United States of America and affected states and foreign countries. In connection with this evaluation, the Board may seek and rely upon the opinion of independent legal counsel, and may test the legality of the proposed offer in any state, federal or foreign court or before any state, federal or foreign administrative agency which may have jurisdiction. If the Board of Directors determines in its judgment that a proposed offer would be in compliance with all applicable laws, the Board of Directors shall then evaluate the proposed offer and determine whether the proposed offer is in the best interests of the corporation and its shareholders, and the Board of Directors shall not initiate, approve, adopt or recommend any such offer which in its judgment would not be in the best interests of the corporation and its shareholders.

     (a) Factors. In evaluating a proposed offer to determine whether it would be in the best interests of the corporation and its shareholders, the Board of Directors shall consider all factors which it deems relevant including:

          (i)  The fairness of the consideration to be
received by the corporation and its shareholders under the proposed offer, taking into account the trading price of the corporation's stock immediately prior to the announcement of the proposed offer, the historical trading prices of the corporation's stock, the price that might be achieved in a negotiated sale of the corporation as a whole, premiums over the trading price of their securities which have been proposed or offered to other companies in the past in connection with similar offers, and the future prospects of the corporation;

          (ii)     The possible social and economic
impact of the proposed offer and its consummation on the corporation and its employees, customers and suppliers;

         (iii)      The possible social and economic
impact of the proposed offer and its consummation on the communities in which the corporation and its subsidiaries operate or are located;

         (iv)     The business and financial
conditions and earning prospects of the offering party, including, but not limited to, debt service and other existing or likely financial obligations of the offering party;

          (v)     The competence, experience and
 integrity of the offering party and its management;
 and

         (vi)    The intentions of the offering party
regarding the use of the assets of the corporation to finance the transaction.

     (b) Definition of Business Combination. For purposes ofthis Article, the term "Business
Combination" shall mean:

          (i)    Any merger or consolidation of the
corporation with or into another person or entity;

         (ii)    The sale, exchange, lease, mortgage,
 pledge, transfer or other disposition (in a single transaction or a series of related transactions) of all or substantially all of the assets of the corporation;

         (iii)     The adoption of any plan or
 proposal for the liquidation or dissolution of the corporation;

         (iv)     Any transactions or series of
related transactions having, directly or indirectly, the same effect as any of the foregoing;

         (v)     Any agreement, contract or other
 arrangement providing for any of the transactions described in this definition of Business Combination.



                            ARTICLE X

     The corporation reserves the right to amend, alter, change or repeal any provision contained in these Restated Articles of Incorporation, and to add additional Articles hereto, in the manner now or hereafter prescribed by statute and these Restated
Articles of Incorporation, and all rights conferred upon shareholders herein are granted subject to this reservation. Notwithstanding the preceding sentence, no amendment to these Restated Articles of Incorporation shall alter, modify, or repeal any or all of the provisions of Article VI, VII, VIII, IX or this Article X of these Restated Articles of Incorporation, and the shareholders of the corporation shall not have the right to alter, modify, or repeal any or all provisions of the bylaws of the corporation, unless such amendment, alteration, modification, or repeal is adopted by the affirmative vote of the holders of not less than 80% of the outstanding shares of stock entitled to be voted thereon; provided, however, that this sentence shall not apply to, and such 80% vote shall not be required for, any amendment, alteration, modification, or repeal which has first been approved by the affirmative vote of two-thirds (2/3) of the entire
Board of Directors, which shall include the affirmative vote of at least one director of each class of the Board of Directors.