Form 10-Q
period 1994-09-30
SHORELINE FINANCIAL CORP
filed 1994-11-14
CIK 822697

              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON DC 20549

_____________________________________________________________

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

_____________________________________________________________
For Quarter Ended                Commission File No. 0-16444
September 30, 1994
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

                Yes    X           No
                _________          _________

As of September 30, 1994 there were 4,980,436 issued and outstanding shares of the registrant's Common Stock.

               SHORELINE FINANCIAL CORPORATION

                            INDEX

                                                       Page
                                                       Number


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet,
          September 30, 1994 and December 31, 1993. . . . . 1


          Condensed Consolidated Statement of Income,
          Three Months and Nine Months Ended
          September 30, 1994 and 1993. . . . . . . . . . . .2


          Condensed Consolidated Statement of Cash Flows,
          Nine Months Ended
          September 30, 1994 and 1993. . . . . . . . . . . .3


          Notes to Condensed Consolidated Financial
          Statements. . . . . . . . . . . . . . . . . . . 4-6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations. . . . . . . . . . . . . . . . .7-12

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . .13

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .14

                                                      SHORELINE FINANCIAL CORPORATION
                                                           CONSOLIDATED BALANCE SHEET

                                                         September 30,    December 31,
                                                            1994              1993
Assets
     Cash and due from banks                               $31,996,475       $27,428,786
     Federal funds sold                                     17,425,000        33,600,000
         Total cash and cash equivalents                    49,421,475        61,028,786
     Investment securities held to maturity
      (Approximate market values of $40,902,000
        and $122,771,000 at September 30, 1994 and
         December 31, 1993 respectively)                    40,963,103       118,450,871
     Investment securities available for sale
      (Approximate market value of $13,195,000
       at December 31, 1993)                                89,425,929        12,499,969
     Loans:
       Commercial                                          199,022,052       194,083,141
       Consumer                                             60,189,953        58,820,606
       Real Estate                                         174,971,708       160,789,531
         Total Loans                                       434,183,713       413,693,278
     Less allowance for loan losses                          5,938,389         5,586,090
         Net loans                                         428,245,324       408,107,188
     Premises and equipment-net                             10,056,572         8,924,619
     Other assets                                           11,957,353        11,608,340
         Total Assets                                     $630,069,756      $620,619,773


Liabilities  and Shareholders'  Equity
Liabilities
     Deposits:
       Non-interest-bearing                                $65,234,302       $66,991,766
       Interest-bearing                                    498,438,835       490,416,878
         Total deposits                                    563,673,137       557,408,644
     Securities sold under agreements to repurchase          3,261,370         2,410,920
     Other liabilities                                       2,467,828         3,193,090
     Long-term debt                                          5,000,000         5,000,000
         Total Liabilities                                 574,402,335       568,012,654
Shareholders' equity
     Preferred stock, no par value;
      1,000,000 shares authorized;
       no shares outstanding
     Common stock, par value $0:
      10,000,000 shares authorized;
       4,980,436 and 3,300,645 shares issued
        at September 30, 1994 and December 31, 1993,
         respectively                                              -0-         3,300,645
     Additional paid-in capital                             45,449,340        41,684,562
     Unrealized holding gains for available-
         for-sale securities                                  (279,302)              -0-
     Retained earnings                                      10,497,383         7,621,912
         Total Shareholders' Equity                         55,667,421        52,607,119
         Total Liabilities and Shareholders' Equity       $630,069,756      $620,619,773

The accompanying notes are an integral part of these consolidated financial statements.

                                                Page 1


                                                                           SHORELINE FINANCIAL CORPORATION
                                                                         CONSOLIDATED STATEMENT OF INCOME

                                                         Three Months Ended                   Nine Months Ended
                                                               September 30                       September 30
                                                    1994              1993             1994              1993
INTEREST INCOME
     Interest and fees on loans                       $9,184,241   $8,255,175           $26,079,704   $23,500,261
     Interest on investment securities:
       Taxable                                         1,322,034    1,335,302             3,635,597     3,938,890
       Tax-exempt                                        700,994      705,861             2,120,304     2,234,610
     Interest on federal funds sold                      157,939      141,193               357,020       335,401
         Total interest income                        11,365,208   10,437,531            32,192,625    30,009,162
INTEREST EXPENSE
     Interest on deposits                              4,667,053    4,459,713            13,278,130    12,780,870
     Interest on other borrowing                          88,347       26,063               246,229        38,122
         Total interest expense                        4,755,400    4,485,776            13,524,359    12,818,992
NET INTEREST INCOME                                    6,609,808    5,951,755            18,668,266    17,190,170
     Provision for loan losses                           200,007      345,000               550,000     1,095,000
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                          6,409,801    5,606,755            18,118,266    16,095,170
OTHER INCOME
     Service charges on deposit accounts                 494,125      471,148             1,396,303     1,281,561
     Trust income                                        330,583      284,457               979,839       876,955
     Securities gains                                      9,261      224,142               105,169       368,247
     Other                                               414,634      477,615               996,132     1,115,884
         Total other income                            1,248,603    1,457,362             3,477,443     3,642,647
OTHER EXPENSES
     Salaries and employee benefits                    2,609,732    2,354,850             7,522,261     6,764,764
     Occupancy expense                                   302,345      315,176               903,768       902,469
     Equipment expense                                   402,109      343,236             1,199,579       959,989
     Other                                             1,800,407    1,632,306             5,098,314     4,668,738
         Total other expense                           5,114,593    4,645,568            14,723,922    13,295,960
INCOME BEFORE INCOME TAXES                             2,543,811    2,418,549             6,871,787     6,441,857
     Federal income tax expense                          629,000      605,000             1,606,000     1,446,000
NET INCOME                                            $1,914,811   $1,813,549            $5,265,787    $4,995,857
EARNINGS PER SHARE                                         $0.39        $0.37                 $1.06         $1.02

The accompanying notes are an integral part of these consolidated financial statements.             Page 2

                                                 SHORELINE FINANCIAL CORPORATION
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   NINE MONTHS ENDED SEPTEMBER 30
                                                                 1994          1993
Cash flows from operating activities:
Net Income                                                     $5,265,787    $4,995,857
Adjustments to reconcile net income to net cash
from operating activities:
     Depreciation and amortization                                978,276       844,100
     Provision for loan losses                                    550,000     1,095,000
     Net amortization and accretion on investment securities      524,409       971,044
     Net amortization and accretion on securities
       available-for-sale                                         826,502
     Amortization of goodwill and related core
       deposit intangible                                         196,750       117,652
     Gains on sales of investment securities                      (12,360)     (368,247)
     Gains on sales of securities available-for-sale              (92,809)
     (Gains)Losses on disposal of premises and equipment            5,757         2,055
     Increase in income taxes receivable                         (357,313)     (294,000)
     Increase(Decrease) in deferred loan fees                      53,258        (3,056)
     (Increase)Decrease in interest receivable                   (474,045)     (455,268)
     Increase(Decrease) in interest payable                        90,487       (89,998)
     (Increase)Decrease in other assets                          (347,972)   (2,824,606)
     Increase(Decrease) in other liabilities                      (38,299)       50,524
         Total adjustments                                      1,902,641      (954,800)
Net cash from operating activities                              7,168,428     4,041,057
Cash flows from investing activities:
     Proceeds from sales of investment securities                             9,748,893
     Proceeds from sales of securities available-for-sale      11,432,672
     Proceeds from maturities, calls, and principal
       reductions of investment securities                     14,560,586    36,728,813
     Proceeds from maturities, calls, and principal
       reductions of securities available-for-sale             15,709,377
     Purchase of investment securities                        (13,256,340)  (60,061,895)
     Purchase of securities available-for-sale                (29,553,414)
     Net (increase)decrease in loans                          (21,300,567)  (59,859,030)
     Recoveries on loans charged-off                              559,173       188,967
     Premises and equipment expenditures                       (2,131,986)   (1,956,329)
     Proceeds from disposal of premises and equipment              16,000        21,966
Net cash from investing activities                            (23,964,499)  (75,188,615)
Cash flows from financing activities:
     Net increase(decrease) in deposits                         6,264,493    60,384,057
     Net increase(decrease) in borrowed funds                     850,450     6,657,293
     Dividends paid                                            (2,390,316)   (2,050,974)
     Proceeds from shares issued under dividend
       reinvestment plan                                          370,348       290,758
     Proceeds from shares issued under stock option plan           93,785       182,118
Net cash from financing activities                              5,188,760    65,463,252
Net change in cash and cash equivalents                       (11,607,311)   (5,684,306)
     Cash and cash equivalents at beginning of year            61,028,786    44,169,395
     Cash and cash equivalents at September 30                $49,421,475   $38,485,089
Cash paid during the year for:
     Interest                                                 $13,433,872   $12,908,990
     Income taxes                                              $1,927,817    $1,740,000

The accompanying notes are an integral part of these consolidated financial statements.
                                                    Page 3

                    SHORELINE FINANCIAL CORPORATION

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Shoreline Financial Corporation as of September 30, 1994 and December 31, 1993, and the results of its operation for the nine months ended September 30, 1994 and 1993, and its cash flows for the nine months then ended. The results of operations for the nine months ended September 30, 1994 are not necessarily indicative of the result to be expected for the full year.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Shoreline Financial Corporation and its wholly owned subsidiary, Shoreline Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Investments in Debt and Equity Securities
As of January 1, 1994, the Corporation changed its accounting for debt (and equity) securities to adopt new accounting guidance, SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, securities are classified into held-to-maturity, available-for-sale, and trading categories. Held-to-maturity securities are those which the Corporation has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those which the Corporation may decide to sell if needed for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains or losses included in earnings. The Corporation did not hold any securities considered for this category at any time during the third quarter of 1994.

The effect of adopting this new accounting guidance was to increase equity at January 1, 1994 by approximately $2.4 million.

Realized gains or losses are determined based on the amortized cost of the specific security sold.

During the nine month period ended September 30, 1994, the proceeds from sales of available-for-sale securities were $11,432,675, with gross realized gains of $154,193 and gross realized losses of $61,384 from those sales. For this period, the change in net unrealized holding gains on available-for-sale securities was a decrease of $ 2.8 million. There were no sales or transfers of securities classified as held-to-maturity.

Intangible Assets
Goodwill represents the excess of the purchase price over the net value of tangible assets acquired and related core deposit intangibles identified in branch acquisitions. Goodwill is being amortized on a straight-line basis for a period of 10 years. The related core deposit intangibles are amortized on an accelerated basis over the estimated life of the deposits acquired. Goodwill totaled $232,244 and $262,103 at September 30, 1994 and December 31, 1993 respectively. Core deposit intangibles totaled $2,426,673 and $2,593,564 at September 30, 1994 and December 31, 1993, respectively. These amounts are included in Other Assets in the accompanying balance sheet.

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

Income Taxes
Effective January 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Accordingly, income tax expense for the quarter ended September 30, 1994 and 1993 is based upon the liability method. Certain income tax and expense items are reported in different time periods for tax purposes. Deferred or prepaid taxes are recorded in the balance sheet for these temporary differences.

Earnings Per Share
Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares with a dilutive effect. On February 17, 1993, the Board of Directors declared a five percent stock dividend payable April 1, 1993 to shareholders of record on March 16, 1993. On February 16, 1994, the Board of Directors declared a three-for-two stock split, effective May 31, 1994 to shareholders of record on May 16, 1994. Common equivalent shares are shares which may be issuable to employees upon exercise of outstanding stock options. The average number of shares was 4,975,415 in the third quarter of 1994, and 4,916,853 in the third quarter of 1993. The average number of shares was 4,966,377 in the nine months ended September 30, 1994, and 4,911,451 in the nine months ended September 30, 1993.

NOTE 2 - Income Taxes
Components for the provision of federal income taxes are as follows:


                                                     September 30, 1994
Taxes currently payable                                 $ 1,909,000
Deferred tax benefit                                       (303,000)
   Income tax expense                                   $ 1,606,000

The deferred income taxes are due primarily to the temporary differences related to depreciation, bad debt deductions and deferred loan fees.

The difference between the provision for income taxes shown on the statement of income and amounts computed by applying the statutory federal income tax rate to income before tax expense is as follows:

                                                     September 30, 1994

Income tax calculated at statutory federal rate of 34%   $ 2,336,500
Increase(decrease) due to tax effect of
   Tax-exempt income                                        (820,000)
   Nondeductible expense and other                            89,500
      Income tax expense                                 $ 1,606,000


The components of the net deferred tax asset recorded in the balance sheet as of September 30, 1994 are as follows:

Total deferred tax liabilities                           $  (518,000)
Total deferred tax assets                                  2,323,000
Total valuation allowance                                        -0-
   Net deferred tax asset                                $ 1,805,000

                    SHORELINE FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition:
     On September 30, 1994, total deposits amounted to $563.7 million, representing an increase of $15.8 million over total deposits on June 30, 1994. Total deposits averaged $554.8 million during the third quarter of 1994 which compares with average deposits of $551.4 million during the second quarter of 1994. While modest growth of $3.4 million was realized during the third quarter, a slight change in the mix of deposits from interest-bearing transaction accounts (NOW and Money Market Accounts) to savings and time deposits was experienced. Shoreline's time deposit balances have increased slightly during the second and third quarters of 1994, halting the trend of declines experienced during the fourth quarter of 1993 and the first quarter of 1994.
     Total loans amounted to $434.2 million on September 30, 1994. This is an increase of $4.3 million and $20.5 million from June 30, 1994 and December 31, 1993, respectively. The third quarter's growth in total loans was seen primarily in the mortgage loan portfolio. Mortgage loans totaled $174.9 million on September 30, 1994 which compares to $168.4 million on June 30, 1994. Mortgage loans averaged $171.4 million during the third quarter of 1994. Increased originations of mortgage loans deemed appropriate for portfolio accounted for this increase. On September 30, 1994, total loans classified as held-for-sale amounted to $6.6 million, an increase over previous quarters due primarily to the pending sale of Shoreline's student loan portfolio of approximately $4.3 million. This sale is anticipated to be consummated during the fourth quarter of 1994. Average commercial loans experienced a slight decline during the third quarter while consumer loan totals remained relatively stable.
     Total investment securities amounted to $130.4 million on September 30, 1994. This represents a decline of $3.9 million from June 30, 1994, primarily the result of paydowns received on mortgage-backed US Government Agency securities classified as available-for-sale. On September 30, 1994, investment securities available-for-sale totaled $89.4 million compared to the June 30, 1994 total of $96.4 million. Federal funds sold totaled $17.5 million on September 30, 1994 and averaged $14.1 million during the third quarter of 1994. This amount represents 2.3% of average total assets during this quarter.
     At September 30, 1994, non-performing assets (loans contractually past due 90 days or more, on non-accrual status, "troubled debt restructurings" and other real estate owned) totaled $3.1 million. This represents .70% of total loans. This ratio was .83%, .81% and 1.31% at June 30, 1994, March 31, 1994 and December 31, 1993, respectively. During the third quarter of 1994, Shoreline experienced net recoveries of charged-off loans in the amount of $299,651. The recovery of a large commercial loan charged-off during the second quarter of 1994 produced this result. On a year-to-date basis, net charge-offs amount to $197,697, which represents approximately .05% of Shoreline's average loan portfolio.

Completed Transactions:
     On May 28, 1994, Shoreline Financial Corporation's subsidiary banks, Inter-City Bank and Citizens Trust and Savings Bank consummated its announced merger resulting in a single bank named Shoreline Bank. This transaction did not impact the presentation of the consolidated financial statements of Shoreline Financial Corporation.

Future Transactions:
     The Corporation previously announced agreements to purchase the South Haven, Michigan branch from Great Lakes Bancorp and the Adamsville, Michigan branch from Old Kent Bank. Deposits of these two branches total approximately $22 million. Delays encountered in the regulatory approval process have changed the anticipated closing of these transactions to the first quarter of 1995.

Liquidity and Rate Sensitivity:
     During the third quarter of 1994, Shoreline's loan to deposit ratio was 77.8%. This is a slight increase over the second quarter's ratio of 77.4%. As noted above, federal funds sold represented 2.3% of Shoreline's total assets during the third quarter of 1994. This compares with the previous quarter's ratio of 1.4%. As of September 30, 1994, Shoreline had commitments to make or purchase loans, including the unused portion of lines of credit, totalling $78.7 million.
     As of September 30, 1994, the cumulative funding gaps of interest-earning assets and interest-bearing liabilities for selected maturity periods are illustrated as follows:

                                   Repriceable or Maturing Within:
                                   0 to 3       0 to 12       0 to 5
(In thousands)                     Months       Months        Years
Interest-earning assets
     Loans                        $183,194     $251,044      $343,397
     Investment securities          13,655       38,803       113,471
     Federal funds sold             17,425       17,425        17,425
               Total               214,274      307,272       474,293


                                   Repriceable or Maturing Within:
                                   0 to 3       0 to 12       0 to 5
(In thousands)                     Months       Months        Years
Interest-bearing liabilities
     Time deposits                  56,980      160,741       248,586
     Money market accounts          62,405       62,405        62,405
     Demand and savings            186,459      186,459       186,459
     Other borrowings                3,261        3,261         3,261

               Total               309,105      412,866       500,711

Asset/(Liability) Gap             $(94,831)   $(105,594)     $(26,418)

     Interest-bearing demand and savings accounts subject to immediate withdrawal are included in the 0-3 month category. While these accounts may be withdrawn at the discretion of the customer and may be repriced at the discretion of management, it is felt that these type of accounts are not as sensitive to changes in interest rates in the short term. Therefore, management believes the liability gaps shown in the 3 and 12 month categories above distort the more realistic gap position of the Corporation. This belief is supported by the change in the Corporation's net interest margin during 1994. During the fourth quarter of 1993, Shoreline's net interest margin was 4.38%. The following three quarters the Corporation's net interest margin was 4.33%, 4.68% and 4.83%. This general improvement in the net interest margin followed the overall increase in rates during this same time period, (i.e Shoreline's prime rate increased from 6.00% in the first quarter 1994 to 7.75% in the third quarter of 1994) demonstrating a sensitivity on the asset side of the balance sheet.

Capital Resources:
     Shareholders' equity totaled $55.7 million on September 30, 1994. Included in this total is $279,302 of net unrealized losses on available-for-sale securities. On September 15, 1994, the Corporation paid a cash dividend of $.16 per share. A summary of the Corporation's capital position follows:

                       September 30, 1994             December 31, 1993

                      Without         With
                     unrealized     unrealized
                       holding       holding
                        losses        losses

Equity to assets        8.88%         8.84%                  8.50%
Leverage ratio          8.49%         8.45%                  8.05%
Risk-based capital:
   Tier 1 Capital      13.31%        13.24%                 12.90%
   Total Capital       14.56%        14.49%                 14.15%



Results of Operations:
   Net income for the three months ended September 30, 1994 was $1,914,811, an increase of 5.6 percent over the same period in 1993. Year-to-date, net income stands at $5,265,787, which compares to net income through September 30, 1993 of $4,995,857 or an increase of 5.4 percent. Increased net interest income continues to drive the increase in net income. Through September 30th, net interest income is $1,478,000 greater in 1994 than through the same time period in 1993. The following tables will illustrate the effect that changes in rates and volumes of earning assets and interest-bearing liabilities had on net interest income:

                    THREE MONTHS ENDED SEPTEMBER 30
                         (Dollars in Thousands)

                                             1994       1993
Interest income (taxable equivalent)       $ 11,774   $ 10,856
Interest expense                              4,755      4,486

     Net interest income                   $  7,019   $  6,370


Average Volume:
     Interest-earning assets               $576,595   $550,784
     Interest-bearing liabilities           500,212    473,687

          Net differential                 $ 76,383   $ 77,097

Average Yields/Rates
     Yield on earning assets                  8.10%      7.88%
     Rate paid on liabilities                 3.77%      3.79%
          Interest spread                     4.33%      4.09%

          Net interest margin                 4.83%      4.59%


The change in net interest income (in thousands) is attributable to the following:
                                                                Net
                                 Volume         Rate         Inc/(Dec)

Interest-earning assets          $   575      $  343         $    918
Interest-bearing liabilities         290        ( 21)             269

          Net interest           $   285      $  364         $    649

                     NINE MONTHS ENDED SEPTEMBER 30
                         (Dollars in Thousands)

                                              1994        1993

Interest income (taxable equivalent)        $ 33,322    $ 31,327
Interest expense                              13,524      12,819

     Net interest income                    $ 19,798    $ 18,508

Average Volume:
     Interest-earning assets                $573,382    $514,883
     Interest-bearing liabilities            498,182     440,598

          Net differential                  $ 75,200    $ 74,285

Average Yield/Rates:
     Yield on earning assets                   7.75%       8.08%
     Rate paid on liabilities                  3.62%       3.87%
          Interest spread                      4.11%       4.21%

          Net interest margin                  4.60%       4.76%


The change in net interest income (in thousands) is attributable to the following:
                                                           Net
                                 Volume       Rate       Inc/(Dec)
Interest-earning assets         $ 3,342     $(1,347)     $ 1,995
Interest-bearing liabilities      1,577      (  872)         705

          Net interest          $ 1,765     $(  475)     $ 1,290



     The provision for loan losses for the quarter ended September 30, 1994 totaled $200,007 which compares to the prior year's provision for the third quarter of $345,000. On a year-to-date basis, 1994's provision for loan losses stands at $550,000, a reduction of $545,000 from the same time period in 1993. The provision for loan losses is based upon loan loss experience and other factors which, in management's judgment, deserve current recognition in maintaining an adequate allowance for loan losses. 1994's decline in non-performing assets coupled with continued favorable experience in net-charge offs (described in Financial Condition section above) helped to support the reduction in 1994's provision for loan losses. Despite this decline in the provision, the allowance for loan losses as a percentage of total loans has remained stable. At September 30, 1993, this ratio was 1.35%. At September 30, 1994, the ratio was 1.37%.

     Total other income for the third quarter of 1994 amounted to $1,248,603, a decrease of $208,759 or 14.3% from the prior year's quarter. Investment security transaction income accounted for the majority of this variance. Net gains from investment security transactions amounted to only $9,261 during the third quarter of 1994 which compares to $224,142 of gains realized during the third quarter of 1993. Reduced gains on the sale of mortgage loans during the third quarter in comparison to the prior year accounted for the negative comparison of other operating income. Other operating income amounted to $414,634 for the quarter ended September 30, 1994, a reduction of $62,981 or 13.2% from the prior year.
     On a year-to-date basis, total other operating income amounted to $3,477,443, a reduction of $165,204 or 4.5% from the previous year.
In comparison to the prior year, reduced gains on the sale from investment securities and reduced gains from the sale of mortgage loans year offset the increased income realized in the deposit service charge and trust income areas.
     Total other expense amounted to $5,114,593 during the third quarter of 1994, an increase of $469,025 or 10.1 percent over the same period in 1993. Salaries and benefits totaled $2,609,732 in the third quarter of 1994, compared to $2,354,850 in the third quarter of 1993, an increase of $254,882 or 10.8%. Increased salary expense accounted for only $22,871 of this increase with increased benefits accounting for the remainder. Increased group insurance and pension expense produced the increase in benefits. Occupancy and equipment expense totaled $704,454 during the third quarter of 1994, an increase of $46,042 or 7.0% over the previous year. Increased equipment depreciation expense accounted for the majority of this increase. Other expense totaled $1,800,407 for the three months ended September 30, 1994. This represents an increase of $168,101 or 10.3% over the three months ended September 30, 1993. Increased advertising and supplies expense related to the merger of Shoreline's affiliate banks accounted for this increase. The increased level of expenses during the third quarter of 1994 raised Shoreline's overhead to average assets ratio to 3.29% from 3.19% in the second quarter of 1994.
     For the nine months ended September 30, 1994, total other expense amounted to $14,723,922. This represents an increase of 10.7% over the same period in 1993. Increased expenses associated with the 1993 branch acquisitions as well as expenses related to the merger of Shoreline's affiliate banks has produced this increase. However, as a percentage of average assets, Shoreline's year-to-date overhead ratio has declined slightly from 3.21% in 1993 to 3.19% in 1994.
     In summary, Shoreline's net income for the third quarter of 1994 produced a return on average shareholders' equity of 13.65% and a return on average assets of 1.22%. This compares to the prior year's ratios of 14.11% and 1.21%. On a year-to-date basis, Shoreline's return on average shareholders' equity stands at 12.86% and its return on average assets is 1.14%. 1993's ratios were 13.29% and 1.20%.

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





                            Shoreline Financial Corporation
                            _______________________________
                                      Registrant




     11/14/94           Dan L. Smith
Date______________     ______________________________________
                        Dan L. Smith
                        Chairman, President and CEO





     11/14/94           Wayne R. Koebel
Date______________     ______________________________________
                        Wayne R. Koebel
                        EVP, Chief Financial Officer