Form 10-Q/A
period 1994-12-23
SHORELINE FINANCIAL CORP
filed 1994-12-23
CIK 822697

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                                  FORM 10-Q/A
                           AMENDMENT TO FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1994

                                    OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ____ to ____

                      Commission File Number 0-16444

                        SHORELINE FINANCIAL CORPORATION
          (Exact Name of Registrant as Specified in Its Charter)

           Michigan                                    38-2758932
(State or Other Jurisdiction of                   (IRS Employer
Incorporation or Organization)                    Identification No.)

823 Riverview Drive
Benton Harbor, Michigan 49022                          49022
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code:  (616) 927-2251

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X           No _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of September 30, 1994 there were 4,980,436 issued and outstanding shares of the registrant's Common Stock.







                      SHORELINE FINANCIAL CORPORATION

                        PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit #27 - Financial Data Schedule

          (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.











































                      SHORELINE FINANCIAL CORPORATION

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Shoreline Financial Corporation
                                                  (Registrant)




Date  12/23/94                          s/DAN L. SMITH
                                        ___________________________________
                                     By Dan L. Smith
                                        Chairman, President and Chief
                                          Executive Officer



Date  12/23/94                          s/WAYNE R. KOEBEL
                                        ___________________________________
                                     By Wayne R. Koebel
                                        Executive Vice President, Chief
                                          Financial Officer























                               EXHIBIT INDEX

   Exhibit
   Number            Document

     27    Financial Data Schedule
