Form 10-Q/A
period 1994-09-30
SHORELINE FINANCIAL CORP
filed 1994-12-30
CIK 822697

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                                  FORM 10-Q/A
                         AMENDMENT NO. 2 TO FORM 10-Q


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







     This Amendment No. 2 to Form 10-Q is filed solely for the purpose of correcting information contained in Exhibit No. 27-Financial Data Schedule.



















































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




Date  12/30/94                          s/WAYNE R. KOEBEL
                                        ___________________________________
                                     By Wayne R. Koebel
                                        Executive Vice President, Chief
                                          Financial Officer































                               EXHIBIT INDEX

   Exhibit
   Number            Document

     27    Financial Data Schedule
