Form 10-K
SHORELINE FINANCIAL CORP
filed 1995-03-29
CIK 822697

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

     X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 1994

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from ________ to __________

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

                                  Common Stock
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X        No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.


          Aggregate Market Value as of February 28, 1995:  $89,810,694

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Common Stock outstanding at February 28, 1995:  4,989,483 shares
                      Documents Incorporated By Reference

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1994, are incorporated by reference in Part II. Portions of the registrant's definitive Proxy Statement for its May 4, 1995, annual meeting of shareholders are incorporated by reference in Part III.










































                                     PART I

Item 1.   Business

General

          Shoreline Financial Corporation ("Shoreline" or the
"Corporation") is a bank holding company. Shoreline was formed on April 23, 1987, for the purpose of effecting the affiliation of Inter-City Bank ("Inter-City") of Benton Harbor, Michigan, and Citizens Trust and Savings Bank ("Citizens") of South Haven, Michigan.

          Effective at the close of business on May 27, 1994, Shoreline's two subsidiary banks, Inter-City and Citizens, were consolidated into a single banking corporation (the "Consolidation"). At the effective date of the Consolidation, Inter-City had, on a consolidated basis, assets totaling approximately $406.8 million and deposits of approximately $356.8 million, and Citizens had, on a consolidated basis, assets totaling approximately $216.4 million and deposits of approximately $195.3 million. The purpose of the Consolidation was to allow Shoreline to further realize operational efficiencies and provide more consistent and improved service to the market areas that Shoreline had been servicing. The Consolidation resulted in a single bank named "Shoreline Bank." On December 31, 1994, Shoreline Bank represented Shoreline's only operating subsidiary. Shoreline had assets at December 31, 1994, totaling $633.9 million, deposits of $566.1 million and shareholders' equity of $56.2 million.

          Shoreline's business is concentrated exclusively in the commercial banking industry segment. Shoreline's subsidiary bank offers individuals, businesses, institutions and government agencies a wide range of commercial banking services, including time, savings and demand deposits; commercial, consumer and real estate financing; bank credit cards; safe deposit services; automated transaction machine services and trust services. No material part of the business of Shoreline and Shoreline Bank is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on Shoreline.

          The principal markets for Shoreline's financial services are presently the Michigan communities in which Shoreline Bank is located and the areas immediately surrounding these communities. Shoreline and Shoreline Bank serve these markets through 23 offices located in and around these communities. Shoreline and Shoreline Bank have no material foreign assets or income.

          On December 7, 1993, the Corporation announced an agreement with Great Lakes Bancorp, Ann Arbor, Michigan, under which Shoreline will purchase and assume from Great Lakes Bancorp certain assets and liabilities associated with its branch located in South Haven, Michigan. This branch has deposits totaling approximately $10 million. On March 25, 1994, the Corporation announced an agreement with Old Kent Bank, Grand Rapids, Michigan, under which Shoreline will purchase and assume from Old Kent Bank certain assets and liabilities associated with its branch located in


                           -2-
Adamsville, Michigan.  This branch has deposits totaling approximately
$12 million. Both of these transactions are subject to regulatory approval and other customary conditions, and are anticipated to close during the second or third quarter of 1995.

          The principal source of revenue for Shoreline and its subsidiary is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 73.2% of total revenues in 1994, 70.7% in 1993 and 69.2% in 1992. Interest on investment securities accounted for 16.2% of total revenues in 1994, 17.8% in 1993 and 21.4% in 1992.

Competition

          The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from saving and loan associations, credit unions, finance companies, insurance companies and investment and brokerage firms. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and service (convenience and quality of services rendered to customers).

Supervision and Regulation

          Banks and bank holding companies are extensively regulated. Shoreline Bank is chartered under state law and is supervised, examined and regulated by both the Financial Institutions Bureau of the Michigan Department of Commerce and the Federal Deposit Insurance Corporation ("FDIC"). Shoreline is regulated by the Federal Reserve System. Deposits of Shoreline Bank are insured by the FDIC to the extent provided by law.

          Federal and state laws which govern banks significantly limit their business activities in a number of respects. Prior approval of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), and in some cases various other government agencies, is required for Shoreline to acquire control of any additional banks or other operating subsidiaries. The business activities of Shoreline and Shoreline Bank are limited to banking and other activities which are determined by the Federal Reserve Board to be closely related to banking.

          Shoreline is a legal entity separate and distinct from Shoreline Bank. There are legal limitations on the extent to which Shoreline Bank can lend or otherwise supply funds to Shoreline. In addition, payment of dividends to Shoreline by Shoreline Bank is subject to various state and federal regulatory limitations.

          Under Federal Reserve Board policy, Shoreline is expected to act as a source of financial strength to Shoreline Bank and to commit resources to support it. Under federal law, the FDIC also has authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to



                           -3-
establish semiannual assessment rates on Bank Insurance Fund ("BIF") member banks to maintain the BIF at the designated reserve ratio required by law.

          Recently, the FDIC proposed a substantial reduction in assessment rates on deposits covered by the BIF. The amount and timing of that reduction is uncertain, but a reduction is not, in any event, expected to occur before the fourth quarter of 1995. If the proposal is adopted and implemented as announced, the lowering of assessment rates on Shoreline Bank's deposits covered by the BIF may have a favorable effect on Shoreline's results of operations. Shoreline Bank also has some deposits insured under the FDIC's Savings Association Insurance Fund ("SAIF"). The FDIC does not presently propose to reduce assessment rates on SAIF insured deposits.

          Banks are subject to a number of federal and state laws and regulations which have a material impact on their business. These include, among others, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, electronic funds transfer laws, redlining laws, antitrust laws, environmental laws and privacy laws. The instruments of monetary policy of authorities such as the Federal Reserve Board may influence the growth and distribution of bank loans, investments and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

          The nature of the business of Shoreline Bank is such that it holds title, on a temporary or permanent basis, to a number of parcels of real property. These include properties owned for branch offices and other business purposes as well as properties taken in or in lieu of foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property are exposed to liability for the cost of clean up of contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property.

          Currently, Shoreline is authorized to acquire subsidiary banks in any state in which state laws permit such acquisitions. Out-of-state bank holding companies in any state are permitted to acquire banks located in Michigan if the laws of the state in which the out-of-state bank holding company is located authorize a bank holding company located in Michigan to acquire ownership of banks in that state on a reciprocal basis. Under the recent Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"), a bank holding company may, after September 29, 1995, make certain interstate acquisitions even if state law would otherwise prohibit it. Starting June 1, 1997, IBBEA permits a bank in one state to acquire an out-of-state bank unless one of the states has enacted legislation prohibiting interstate bank acquisitions. IBBEA also permits a bank to establish a de novo branch in another state if the state has a law



                           -4-
expressly permitting all of out-of-state banks to establish de novo branches in that state.

          Shoreline and Shoreline Bank employed approximately 314 persons (on a full-time equivalent basis) at December 31, 1994.

          Additional statistical information describing the business of Shoreline appears in Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in Item 7 and the Selected Financial Data incorporated by reference in Item 6.


Item 2.   Properties

          Shoreline maintains its offices and conducts its business operations from the principal banking office of Shoreline Bank in Benton Harbor, Michigan. The holding company neither owns nor has any present plan to acquire any real property.

          Shoreline Bank's principal office is located at 823 Riverview Drive, Benton Harbor, Michigan. The Riverview Drive premises encompasses approximately 21,000 square feet on three floors, all of which are occupied by Shoreline Bank and Shoreline. Shoreline Bank owns the premises occupied by each of its 23 branch offices. During 1994, Shoreline Bank constructed an 8,000-square-foot addition to its Pleasant Street location in St. Joseph, Michigan, to house its mortgage, consumer loan, collections and trust departments.


Item 3.   Legal Proceedings

          Shoreline Bank is party, as plaintiff or as defendant, to a number of legal proceedings, none of which is considered material and all of which arose in the normal course of operations.


Item 4.   Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the three months ended December 31, 1994.


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
Matters

          The information under the captions "Common Stock Information" on page 14 and "Cash Dividends" on page 25 of Shoreline's annual report to shareholders for the year ended December 31, 1994, is here incorporated by reference.



                           -5-
Item 6.   Selected Financial Data

          The information under the caption "Financial Highlights" on page 1 of Shoreline's annual report to shareholders for the year ended December 31, 1994, is here incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all subheadings on pages 16 through 27 of Shoreline's annual report to shareholders for the year ended December 31, 1994, is here incorporated by reference.


Item 8.   Financial Statements and Supplementary Data

          The financial statements, notes and the report of the independent auditors on pages 28 through 40 of Shoreline's annual report to shareholders for the year ended December 31, 1994, are here incorporated by reference.

          The information under the caption "Quarterly Financial Data" on page 14 of Shoreline's annual report to shareholders for the year ended December 31, 1994, is here incorporated by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.





















                           -6-
                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

         The information set forth under the captions "Directors and Executive Officers" and "Section 16(a) Reporting Delinquencies" in the registrant's definitive Proxy Statement for its May 4, 1995, annual meeting of shareholders is here incorporated by reference.


Item 11.   Executive Compensation

         The information set forth under the caption "Compensation of Executive Officers and Directors" in the registrant's definitive Proxy Statement for its May 4, 1995, annual meeting of shareholders is here incorporated by reference.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

         The information set forth under the caption "Voting Securities" in the registrant's definitive Proxy Statement for its May 4, 1995, annual meeting of shareholders is here incorporated by reference.


Item 13.   Certain Relationships and Related Transactions

         The information set forth under the caption "Certain
Relationships and Related Transactions" in the registrant's definitive Proxy Statement for its May 4, 1995, annual meeting of shareholders is here incorporated by reference.























                           -7-
                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) (1) Financial Statements. The following financial statements and independent auditors' report of Shoreline Financial Corporation and its subsidiary are filed as part of this report:

         Consolidated Balance Sheets--December 31, 1994 and 1993


         Consolidated Statements of Income for the years ended
         December 31, 1994, 1993, and 1992

         Consolidated Statements of Changes in Shareholders'
         Equity for the years ended December 31, 1994, 1993, and
         1992

         Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993, and 1992

         Notes to Consolidated Financial Statements

         Report of Independent Auditors dated February 9, 1995

         The financial statements, the notes to financial statements, and the report of independent auditors listed above are incorporated by reference in Item 8 of this report.

    (2)  Financial Statement Schedules.  Not applicable.

    (3) Exhibits. The following exhibits are filed as part of this report:

    Number         Exhibit

    3(a) Restated Articles of Incorporation. Previously filed as Exhibit 3(a) to the registrant's Form S-4
                   Registration Statement filed September 25, 1987. Here incorporated by reference.

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


                           -8-
    10(a)          Form of Indemnity Agreement.  Previously filed as
                   Exhibit 10(d) to the registrant's Form S-4 Registration Statement filed September 25, 1987. Here incorporated by reference.

    (b)            Employment Agreement.*

    (c) Bonus Program.* Previously filed as Exhibit 10(c) to the registrant's Form S-1 Registration Statement filed March 23, 1990. Here incorporated by reference.

    (d) 1989 Stock Option Plan.* Previously filed as Exhibit 28 to the registrant's Form S-8 Registration Statement filed May 31, 1989. Here incorporated by reference.

    (e)            Deferred Compensation Agreements.*  Previously filed as
                   Exhibit 10(e) to the registrant's 1991 Form 10-K Annual Report filed March 27, 1992. Here incorporated by reference.

    (f) Bonus Program-1993.* Previously filed as Exhibit 10(f) to the registrant's 1993 Form 10-K Annual Report filed March 30, 1994. Here incorporated by reference.

    (g)            Bonus Program-1994.*

    11             Statement Re Computation of Earnings per Common Share.

    12             Statement Re Computation of Other Ratios.

    13 Annual Report to Shareholders of Shoreline Financial Corporation for the year ended December 31, 1994.

    21             List of Subsidiaries.

    23             Consent of Independent Auditors.

    24             Powers of Attorney.

    27             Financial Data Schedule.

_________________________________

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


                                  SHORELINE FINANCIAL CORPORATION
                                  (registrant)


Date:  March 29, 1995             By /s/ Dan L. Smith
                                  Dan L. Smith
                                  Chairman, President and
                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 29, 1995                    /s/ Louis A. Desenberg*
                                  Louis A. Desenberg
                                  Director


March 29, 1995                    /s/ Merlin Hanson*
                                  Merlin Hanson
                                  Director


March 29, 1995                    /s/ Thomas T. Huff*
                                  Thomas T. Huff
                                  Director


March 29, 1995                    /s/ Ronald F. Kinney*
                                  Ronald F. Kinney
                                  Director


March 29, 1995                    /s/ James E. LeBlanc*
                                  James E. LeBlanc
                                  Director


March 29, 1995                    /s/ L. Richard Marzke*
                                  L. Richard Marzke
                                  Director


March 29, 1995                    /s/ James F. Murphy*
                                  James F. Murphy
                                  Director


March 29, 1995                    /s/ Dan L. Smith
                                  Dan L. Smith
                                  Chairman, President and
                                    Chief Executive Officer and Director
                                  (Principal Executive Officer)


March 29, 1995                    /s/ Robert L. Starks*
                                  Robert L. Starks
                                  Director

March 29, 1995                    /s/ Jeffrey H. Tobian*
                                  Jeffrey H. Tobian
                                  Director


March 29, 1995                    /s/ Harry C. Vorys*
                                  Harry C. Vorys
                                  Director


March 29, 1995                    /s/ Hyman Warshawsky*
                                  Hyman Warshawsky
                                  Director


March 29, 1995                    /s/ Ronald L. Zile*
                                  Ronald L. Zile
                                  Director


March 29, 1995                    /s/ Wayne R. Koebel
                                  Wayne R. Koebel
                                  Executive Vice President, Chief
                                  Financial Officer, Secretary and
                                  Treasurer (Principal Financial Officer
                                  and Principal Accounting Officer)

                                  *By /s/ Dan L. Smith
                                        Dan L. Smith
                                        Attorney-in-Fact for
                                          the indicated persons























                           -13-

                                 EXHIBIT INDEX
     Number         Exhibit
     3(a)           Restated Articles of Incorporation.  Previously filed
                    as Exhibit 3(a) to the registrant's Form S-4
                    Registration Statement filed September 25, 1987.  Here
                    incorporated by reference.

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

     (b)            Employment Agreement.*

     (c) Bonus Program.* Previously filed as Exhibit 10(c) to the registrant's Form S-1 Registration Statement filed
                    March 23, 1990.  Here incorporated by reference.

     (d)            1989 Stock Option Plan.*  Previously filed as Exhibit
                    28 to the registrant's Form S-8 Registration Statement filed May 31, 1989. Here incorporated by reference.

     (e)            Deferred Compensation Agreements.*  Previously filed as
                    Exhibit 10(e) to the registrant's 1991 Form 10-K Annual
                    Report filed March 27, 1992. Here incorporated by reference.

     (f) Bonus Program-1993.* Previously filed as Exhibit 10(f) to the registrant's 1993 Form 10-K Annual Report filed
                    March 30, 1994.  Here incorporated by reference.

     (g)            Bonus Program-1994.*

     11             Statement Re Computation of Earnings per Common Share.

     12             Statement Re Computation of Other Ratios.

     13             Annual Report to Shareholders of Shoreline Financial
                    Corporation for the year ended December 31, 1994

     21             List of Subsidiaries.

     23             Consent of Independent Auditors.

     24             Powers of Attorney.

     27             Financial Data Schedule.

_________________________________

* These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.