Form 10-Q
period 1995-03-31
SHORELINE FINANCIAL CORP
filed 1995-05-15
CIK 822697

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                              ___________________

                                   FORM 10-Q

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
          SECURITIES EXCHANGE  ACT OF 1934
          FOR THE QUARTER ENDED MARCH 31, 1995

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.


                          Commission File No. 0-16444


                        SHORELINE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


                Michigan                        38-2758932
      (State or Other Jurisdiction           (I.R.S. Employer
    of Incorporation or Organization)       Identification No.)


           823 Riverview Drive
      Benton Harbor, Michigan 49022                49022
(Address of Principal Executive Offices)        (Zip Code)


                                 (616) 927-2251
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   ___X___            No   _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     As of April 30, 1995, there were 5,001,322 issued and outstanding shares of the registrant's Common Stock.



                        SHORELINE FINANCIAL CORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                          Page
                                                                          Number


PART I.  FINANCIAL INFORMATION


     Item 1. Financial Statements (Unaudited)


          Condensed Consolidated Balance Sheet,
          March 31, 1995 and December 31, 1994 . . . . . . . . . . . .         1


          Condensed Consolidated Statement of Income,
          Three Months Ended March 31, 1995 and 1994 . . . . . . . . .         3


          Condensed Consolidated Statement of Cash Flows,
          Three Months Ended March 31, 1995 and 1994 . . . . . . . . .         4


          Notes to Condensed Consolidated Financial Statements . . . .       5-7


     Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations  . . . . .      8-12


PART II.  OTHER INFORMATION . . .. . . . . . . . . . . . . . . . . . .     13-14


     Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . .        13


     Item 4. Submission of Matters to a Vote of Security-Holders . . .        13


     Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . ..     13-14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15






                           -i-
                        PART I. FINANCIAL INFORMATION


ITEM 1.  Financial Statements.

                        SHORELINE FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                     March 31,   December 31,
                                                       1995          1994
ASSETS
     Cash and Due from Banks                      $ 25,744,943  $ 31,287,807
     Federal Funds Sold                             21,900,000    20,350,000
     Total Cash and Cash Equivalents                47,644,943    51,637,807
     Securities Held to Maturity
       (Approximate fair values of $54,825,000
       and $47,949,000 at March 31, 1995 and
       December 31, 1994 respectively)              54,287,896    48,474,113
     Securities Available for Sale
       (Carried at fair value in 1995 and 1994)     85,012,880    81,175,780
     Total Loans                                   438,611,778   436,529,139
     Less Allowance for Loan Losses                  6,136,046     5,951,969
       Net Loans                                   432,475,732   430,577,170
     Premises and Equipment-Net                      9,733,697     9,875,374
     Other Assets                                   11,283,382    12,113,418
       Total Assets                               $640,438,530  $633,853,662


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits:
       Non Interest-Bearing                       $ 61,709,682  $ 70,973,801
       Interest-Bearing                            508,720,514   495,121,822
           Total Deposits                          570,430,196   566,095,623
     Securities Sold Under Agreements
       to Repurchase                                 2,577,002     2,875,112
     Other Liabilities                               3,524,724     3,674,459
     Long-Term Debt                                  5,000,000     5,000,000
       Total Liabilities                           581,531,922   577,645,194











                           -1-

                        SHORELINE FINANCIAL CORPORATION
                     CONSOLIDATED BALANCE SHEET - Continued

                                                     March 31,   December 31,
                                                       1995          1994
Shareholders' Equity
     Common Stock:
       10,000,000 shares authorized;
       5,001,322 and 4,989,483 shares issued
       at March 31, 1995 and December 31, 1994
       respectively
     Additional Paid-in Capital                     45,772,323    45,591,999
     Net Unrealized Gain(Loss) on Securities
       Available for Sale, Net of Tax Effect           357,087    (1,016,801)
     Retained Earnings                              12,777,198    11,633,270
       Total Shareholders' Equity                   58,906,608    56,208,468
       Total Liabilities and Shareholders'        $640,438,530  $633,853,662
       Equity

The accompanying notes are an integral part of these consolidated financial statements.





























                           -2-

                        SHORELINE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                                      Three Months Ended
                                                           March 31,

                                                      1995           1994
INTEREST INCOME
     Interest and Fees on Loans                  $  9,766,484    $ 8,123,185
     Interest on Investments                        2,201,986      1,786,701
     Interest on Federal Funds Sold                   292,486        118,475
         Total Interest Income                     12,260,956     10,028,361


INTEREST EXPENSE
     Interest on Deposits                           5,482,037      4,239,487
     Other Interest Expense                            86,764         74,217
         Total Interest Expense                     5,568,801      4,313,704


NET INTEREST INCOME                                 6,692,155      5,714,657
     Provision for Loan Losses                        200,000        175,000


NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                      6,492,155      5,539,657


OTHER INCOME
     Service Charges on Deposit Accounts              457,284        419,373
     Trust Income                                     332,567        343,802
     Investment Securities Transactions               (30,856)        96,972
     Other Operating Income                           289,224        353,787
         Total Other Income                         1,048,219      1,213,934


OTHER EXPENSES
     Personnel                                      2,450,485      2,410,065
     Occupancy                                        304,814        304,311
     Equipment                                        426,826        400,495
     Other Operating Expenses                       1,561,708      1,574,878
         Total Other Expense                        4,743,833      4,689,749


INCOME BEFORE INCOME TAXES                          2,796,541      2,063,842
     Federal Income Tax Expense                       754,000        455,000


NET INCOME                                       $  2,042,541    $ 1,608,842

EARNINGS PER SHARE                               $       0.41    $      0.32

                           -3-
The accompanying notes are an integral part of these consolidated financial statements.




















































                           -4-

                        SHORELINE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                          Three Months Ended
                                                               March 31,

                                                          1995           1994
Cash Flows from Operating Activities:
Net Income                                           $  2,042,541  $ 1,608,842
Adjustments to Reconcile Net Income to Net Cash
from Operating Activities:
     Depreciation and Amortization                        353,197      323,220
     Provision for Loan Losses                            200,000      175,000
     Net Amortization and Accretion on Securities
         Held-to-Maturity                                  89,675      200,404
     Net Amortization and Accretion on Securities
         Available-for-Sale                               110,326      414,136
     Amortization of Goodwill and Related Core
         Deposit Intangible                                76,342       65,578
     (Gains)Loss on Sales of Securities
       Available-for-Sale                                 30,856       (96,972)
     (Gains)Loss on Disposal of
       Premises and Equipment                                (50)        2,575
     Decrease in Income Taxes Receivable                 754,000       441,564
     Increase(Decrease) in Deferred Loan Fees            (41,249)       13,163
     Increase in Interest Receivable                    (272,064)     (327,113)
     Increase in Interest Payable                         89,287        77,325
     Increase in Other Assets                            (85,956)     (494,955)
     Decrease in Other Liabilities                      (589,026)     (268,659)
         Total Adjustments                               715,338       525,266
Net Cash from Operating Activities                     2,757,879     2,134,108
Cash Flows from Investing Activities:
     Proceeds from Sales of Securities
       Available-for-Sale                                971,488     3,091,539
     Proceeds from Maturities, Calls and Principal
       Reductions of Securities
         Held-to-Maturity                              1,367,896     6,898,241
     Proceeds from Maturities, Calls and
       Principal Reductions of Securities
         Available-for-Sale                            1,278,592     5,781,207
     Purchase of Securities Held-to-Maturity          (7,271,354)   (4,432,518)
     Purchase of Securities
         Available-for-Sale                           (4,146,756)  (18,286,310)
     Net Increase in Loans                            (2,132,188)   (5,616,325)
     Recoveries of Loans Charged-Off                      74,875        24,508
     Premises and Equipment Expenditures                (231,320)     (402,597)
     Proceeds from Disposal of
       Premises and Equipment                             19,850        14,910
Net Cash from Investing Activities                   (10,068,917)  (12,927,345)
Cash Flows from Financing Activities:
     Net Increase(Decrease) in Deposits                4,334,573   (17,242,059)
     Net Decrease in Borrowed Funds                     (298,110)     (139,346)
                                          -5-
     Dividends Paid                                     (898,613)     (793,728)
     Proceeds from Shares Issued Under Dividend
       Reinvestment Plan                                 156,506       139,447
     Proceeds from Shares Issued Under
       Stock Option Plan                                  23,818        83,274
Net Cash from Financing Activities                     3,318,174   (17,952,412)
Net Change in Cash and Cash Equivalents               (3,992,864)  (28,745,649)
     Cash and Cash Equivalents at
       Beginning of Year                              51,637,807    61,028,786
     Cash and Cash Equivalents at March 31          $ 47,644,943   $32,283,137
Cash Paid During the Year for:
     Interest                                       $  5,479,514   $ 4,236,379
     Income Taxes                                   $          0   $    13,436

The accompanying notes are an integral part of these consolidated financial statements.





































                           -6-
                       SHORELINE FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies


Basis of Presentation


               The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of Regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presenta-tion of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condi-tion of Shoreline Financial Corporation as of March 31, 1995 and December 31, 1994, and the results of its operations for the three months ended March 31, 1995 and 1994, and its cash flows for the three months then ended. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.


Principles of Consolidation


               The accompanying consolidated financial statements include the accounts of Shoreline Financial Corporation and its wholly owned sub-sidiary, Shoreline Bank. All material intercompany accounts and trans-actions have been eliminated in consolidation.


Investments in Debt and Equity Securities


               Securities are classified into held-to-maturity, available-for-sale and trading categories. Held-to-maturity securities are those which the Corporation has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those which the Corporation may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains or losses included in earnings. The Corporation did not hold any securities considered for this category at any time during the first quarter of 1995.


               Realized gains or losses are determined based on the amortized cost of the specific security sold.

                           -7-
               During the three month period ended March 31, 1995, the proceeds from sales of available-for-sale securities were $971,488, with gross realized gains of $0 and gross realized losses of $30,856 from those sales.
For this period, the change in net unrealized holding gains on available-for-sale securities was an increase of $2.1 million. There were no sales or transfers of securities classified as held-to-maturity.


Intangible Assets


               Goodwill represents the excess of the purchase price over the net value of tangible assets acquired and related core deposit intangibles identified in branch acquisitions. Goodwill is being amortized on a straight-line basis for a period of ten years. The related core deposit intangibles are amortized on an accelerated basis over the estimated life of the deposits acquired. Goodwill totaled $212,339 and $222,290 at March 31, 1995 and December 31, 1994 respectively. Core deposit intangibles totaled $2,302,647 and $2,369,038 at March 31, 1995 and December 31, 1994
respectively. These amounts are included in Other Assets in the accompanying balance sheet.


Income Taxes


               Income tax expense for the quarter ended March 31, 1995 and 1994 is based upon the liability method, according to SFAS No. 109, "Accounting for Income Taxes." Certain income and expense items are reported in different time periods for tax purposes. Deferred or prepaid taxes are recorded in the balance sheet for these temporary differences.


Earnings Per Share


               Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares with a dilutive effect. On February 16, 1994, the Board of Directors declared a three-for-two stock split, payable May 31, 1994 to shareholders of record on May 16, 1994. Common equivalent shares are shares which may be issuable to employees upon exercise of outstanding stock options. The average number of shares was 4,992,547 in the first quarter of 1995, and 4,956,522 in the first quarter of 1994.










                           -8-
NOTE  2 - Income Taxes


               Components of the provision for federal income taxes are as follows:

                                                  March 31, 1995
Taxes currently payable                             $1,548,000
Deferred tax benefit                                  (794,000)

     Income Tax Expense                             $  754,000

          The deferred income taxes are due primarily to the temporary difference related to depreciation, bad debt deductions, mark-to-market of securities held-for-sale and deferred loan fees.


          The difference between the provision for income taxes shown on the statement of income and amounts computed by applying the statutory federal income tax rate to income before income tax expense is as follows:

                                                   March 31, 1995
Income tax calculated at statutory
    federal rate of 34%                              $ 951,000
Increase (decrease) due to tax effect of
     Tax-exempt income                                (285,500)
     Nondeductible expense and other                    88,500

     Income Tax Expense                              $ 754,000

          The components of the net deferred tax asset recorded in the balance sheet as of March 31, 1995 are as follows:

Total deferred tax liabilities                      $ (734,000)
Total deferred tax assets                            2,662,500
Total valuation allowance                                    0

     Net Deferred Tax Asset                         $1,928,500



                           -9-

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Financial Condition


               Total deposits were relatively unchanged during the first quarter of 1995. Total deposits averaged $562.9 million during the first quarter which compares to average deposits in the fourth quarter of 1994 of $561.6 million. The mix in deposits in comparison to the fourth quarter of 1994 is as follows:

                                          Avg Bal     Avg Bal
(000s)                                   1st Qtr 95  4th Qtr 94
Non-Interest Bearing Demand Deposits     $  62,454   $ 65,885
Interest-Bearing Demand Deposits            67,907     55,602
Savings Deposits                           184,703    191,074
Time Deposits                              247,797    249,070
     Total                               $ 562,861   $561,631

          Success in promoting an interest-bearing demand deposit product geared toward municipal depositors helped to produce the $12 million of growth in this category. This growth in interest-bearing demand deposit accounts was offset by declines in savings deposits (primarily money market accounts) and, to a lesser degree, non-interest bearing demand deposits and time deposits. On March 31, 1995, deposits totaled $570.4 million which compares with the December 31, 1994 total of $566.1 million.


          Total loans averaged $436.3 million in the first quarter which compares to the previous quarter's average of $437.4 million. The Corporation experienced a slight change in the mix of loans during the first quarter. Average consumer loans declined approximately $5 million to $53.3 million. This reflects the sale of Shoreline Bank's student loan and credit card portfolios during the fourth quarter of 1994. This decline was offset by growth in average mortgage loans of approximately $3.5 million. At March 31, 1995, total loans amounted to $438.6 million, which is an increase of $2.1 million over December 31, 1994.


          Federal funds sold totaled $21.9 million on March 31, 1995, which compares to the balance at December 31, 1994, of $20.4 million. Federal funds sold averaged $21 million during the first quarter of 1995 which represents 3.3% of total average assets for the period. Total investment securities amounted to $139.3 million at March 31, 1995. This is an increase of $9.6 million over total securities at December 31, 1994. Increased investments in US Government Agency and US Treasury securities accounted for this increase.



                           -10-
          At March 31, 1995, non-performing assets of the Corporation totaled $1.8 million. Non-performing assets include loans that are classified for regulatory purposes as contractually past due 90 days or more, on non-accrual status or troubled debt restructurings and other real estate owned. This level of non-performing assets represents .41% of Shoreline's total loans at March 31, 1995, which compares to December 31, 1994's ratio of .51%. This is the lowest level of non-performing assets attained in the Corporation's history.


          During the first quarter of 1995, Shoreline experienced net loan charge-offs of only $15,923. This represents less than .01% of total average loans during the quarter. This low level of net charge-offs together with an increase of $200,000 in the provision for loan losses during the quarter helped to increase the Corporation's allowance for loan losses to $6,136,046 at March 31, 1995. At this level, the allowance for loan losses represents 1.40% of total loans and provides a coverage of greater than three times the level of non-performing assets identified at March 31, 1995.


Future Transactions


          In previous filings, delays in consummating the pending agreements to purchase the South Haven, Michigan branch from Great Lakes Bancorp and the Adamsville, Michigan branch from Old Kent Bank were noted. The lack of determination by regulatory authorities regarding these transactions continues to delay these acquisitions. Total deposits represented by these two branches total approximately $20 million.


Liquidity and Rate Sensitivity


          During the first quarter of 1995, Shoreline's loan to deposit ratio was 77.2%. This represents little change from the ratio of 77.9% for the fourth quarter of 1994. As noted previously, federal funds sold represented 3.3% of the Corporation's total assets, which compares to 2.7% for the previous quarter. Approximately $85 million or 61% of Shoreline's total investment securities portfolio was classified as available for sale on March 31, 1995 and $4.5 million of loans were classified as held for sale. On March 31, 1995, Shoreline had commitments to make or purchase loans, including the unused portion of lines of credit, totaling $69.5 million.


          On March 31, 1995, the cumulative funding gaps of interest-earning assets and interest-bearing liabilities for selected maturity periods are il-lustrated as follows:





                           -11-

                              Repriceable or Maturing Within:
                             0 to 3      0 to 12      0 to 5
(000s)                       Months      Months        Years
Interest-earning assets
     Loans                  $172,254    $236,322     $397,512
     Investment Securities    10,163      26,741      108,082
     Federal Funds Sold       21,900      21,900       21,900

         Total              $204,317    $284,963     $527,494

                              Repriceable or Maturing Within:
                             0 to 3      0 to 12      0 to 5
(000s)                       Months      Months        Years
Interest-bearing liabi-
  lities
     Time Deposits          $ 39,889    $144,439     $235,290
     Demand Deposits          75,120      75,120       75,120
     Savings Deposits        182,076     182,076      182,076
     Other borrowings          2,577       2,577        7,577

         Total              $299,662    $404,212     $500,063

Asset/(Liability) Gap       $(95,345)   $(119,249)   $ 27,431

This table indicates that total liabilities maturing or repricing within one year exceed assets maturing or repricing within one year by $119.2 million. The same presentation as of December 31, 1994 produced a liability gap of $115.9 million at December 31, 1994. Competitive pressures and other influences may cause certain assets and liabilities to mature or reprice in other periods or at different volumes than indicated above. Specifically, all demand and savings accounts are presented as repricing in the 0-3 month period. Management believes that these types of accounts are not as sensitive to changes in interest rate in the short term as this presentation would indicate and that the positive funding gap in the 0-5 year period is more reflective of the Corporation's experience during 1994 and 1995.


Capital Resources


          Total shareholders' equity amounted to $58.9 million on March 31, 1995. Included in this total are net unrealized gains on available for sale securities of $357,000. On March 15, 1995, the Corporation paid a cash dividend of $.18 per share. A summary of Shoreline's capital position follows:

                           -12-

                                March 31, 1995      December 31, 1994
Equity to assets                    9.15%                 9.02%
Tier I leverage                     8.78%                 8.65%
Risk-based:
          Tier I Capital           14.23%                13.62%
          Total Capital            15.48%                14.87%

Results of Operations


          Net income through March 31, 1995 was $2,042,541, an increase of 27% over the same period in 1994. Increased net interest income provided the improvement in earnings. The following table illustrates the effect that changes in rates and volumes of earning assets and interest-bearing liabilities had on net interest income:

                                    Three Months Ended March 31,
                                          1995          1994
(000s)
Interest Income (taxable equivalent)    $ 12,551     $ 10,441
Interest Expense                           5,569        4,314
Net Interest Income                     $  6,982     $  6,127

Average Volume:
     Interest-Earning Assets            $589,134     $562,573
     Interest-Bearing Liabilities        507,798      490,644
         Net Differential               $ 81,336     $ 71,929


Average Yields/Rates:
     Yield on earning assets               8.64%        7.44%
     Rate paid on liabilities              4.45%        3.57%

         Interest Spread                   4.19%        3.87%

         Net Interest Margin               4.80%        4.33%

          The change in net interest income (in thousands) is attributable to the following:






                           -13-

                                Volume     Rate    Inc/(Dec)
Interest-Earning Assets         $ 478    $ 1,632   $ 2,110
Interest-Bearing Liabilities      156      1,099     1,255

        Net Interest Income     $ 322    $   533   $   855

          During the rising rate scenario in 1994, Shoreline's yield on earning assets increased at a faster pace than its rate on interest-bearing liabilities which helped to produce the majority of increase in interest income during the first quarter of 1995 in comparison to the first quarter of 1994.


          Total other income for the quarter ended March 31, 1995 amounted to $1,048,219. This is a decline of $165,715 from 1994's first quarter results of $1,213,934. Approximately $128,000 of this variance resulted from investment securities transactions. In the first quarter of 1994, $97,000 of gains were realized from securities transactions while $31,000 of losses were recognized during the first quarter of 1995. Other operating income was down $65,000 in comparison to the prior year, primarily the result of decreased income from the sale of mortgage loans. During the first three months of 1995, Shoreline recognized a loss of $1,000 on the sale of mortgage loans while $47,000 of gains were realized during the same period in 1994. These negative comparisons to the prior year were offset by an increase of $38,000 or 9% in service charge income on deposit accounts.


          Total other expense amounted to $4,743,833 through March 31, 1995. This represents only a modest increase of $54,084 or 1.2% over the same period in 1994. Shoreline's ratio of total other expenses to total average assets decreased from 3.13% in the first quarter of 1994 to 3.05% in the first quarter of 1995. In addition, Shoreline's efficiency ratio during the first quarter of 1995 was 57.78% which favorably compares to the first quarter of 1994's ratio of 64.72%. Personnel expense totaled $2,450,485 in the first quarter of 1995, which represents an increase of $40,420 or 1.7% over the first quarter of 1994. Efficiencies gained primarily as a result of the merger of Shoreline's two affiliates in May of 1994 helped to hold this area of expense to a modest level of increase. Equipment expense increased $26,331 or 6.6% over the prior year's quarter resulting primarily from higher levels of depreciation expense.


          In summary, Shoreline's net income of $2,042,541 in the first quarter of 1995 produced a return on average shareholder's equity of 14.22% and a return on average assets of 1.31%. This compares to the prior year's ratios of 12.24% and 1.08% respectively. Earnings per share through March 31, 1995 was $.41 and dividends per share was $.18 which produces a dividend payout ratio of 41%. Earnings per share through March 31, 1994 was $.32 and dividends per share was $.16.

                           -14-
                          PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings.


               Shoreline Bank is a party, as plaintiff or defendant, to a number of legal proceedings, none of which is considered material, and all of which arose in the normal course of its operations.


ITEM 4.  Submission of Matters to a Vote of Security-Holders.


               The annual meeting of shareholders of Shoreline Financial Corporation was held on May 4, 1995. The purpose of the meeting was to elect directors, and to transact any other business that may properly come before the meeting.


          (a) The name of each director elected (along with the number of votes cast for or authority withheld) and the name of each other director whose term of office as a director continued after the meeting follows:

                                                     Votes Cast
                                                               Authority
                                                For            Withheld
Elected Directors
Thomas T. Huff                               3,688,297          16,284
L. Richard Marzke                            3,694,272          10,309
Dan L. Smith                                 3,694,272          10,309
Jeffrey H. Tobian                            3,675,249          29,332
Ronald L. Zile                               3,689,935          14,646

Directors Who Continue to Serve

Louis A. Desenberg                           James F. Murphy
Merlin J. Hanson                             Robert L. Starks
Ronald F. Kinney                             Harry C. Vorys
James E. LeBlanc                             Hyman Warshawsky


ITEM 6.  Exhibits and Reports on Form 8-K.


          (a) Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:



                           -15-
Exhibit
Number                                 Document

3.1           Restated Articles of Incorporation.  Previously filed as
              Exhibit 1(a) to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994. Here incorporated by reference.


3.2 Bylaws. Previously filed as Exhibit 3(b) to the registrant's Form S-1 Registration Statement filed March 23, 1990. Here incor-porated by reference.


27            Financial Data Schedule.


          (b) No reports on Form 8-K were filed during the first quarter of 1995.



































                           -16-
                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SHORELINE FINANCIAL CORPORATION
                                         (Registrant)


Date:  May 15, 1995             By /s/ Dan L. Smith
                                   Dan L. Smith
                                   Chairman, President and
                                     Chief Executive Officer


Date:  May 15, 1995                /s/ Wayne R. Koebel
                                   Wayne R. Koebel
                                   Executive Vice President,
                                     Chief Financial Officer,
                                     Secretary and Treasurer































                           -17-
                                 EXHIBIT INDEX


Exhibit
Number                                 Document


3.1           Restated Articles of Incorporation.  Previously filed as
              Exhibit 1(a) to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994. Here incorporated by reference.


3.2 Bylaws. Previously filed as Exhibit 3(b) to the registrant's Form S-1 Registration Statement filed March 23, 1990. Here incor-porated by reference.


27            Financial Data Schedule.



































                           -18-