Form 10-Q
period 1995-06-30
SHORELINE FINANCIAL CORP
filed 1995-08-14
CIK 822697

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        __________________________

                                 FORM 10-Q

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995


___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

                        Commission File No. 0-16444

                      SHORELINE FINANCIAL CORPORATION
          (Exact Name of Registrant as Specified in its Charter)

          Michigan                                  38-2758932

(State or Other Jurisdiction of                 (I.R.S. Employer
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

                              Yes ____X___         No ________

As of July 31, 1995 there were 5,259,775 issued and outstanding shares of the registrant's Common Stock.







                      SHORELINE FINANCIAL CORPORATION

                                 FORM 10-Q

                                   INDEX

                                                                       Page
                                                                       Number

PART I.  FINANCIAL INFORMATION

          Item 1. Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheet,
               June 30, 1995 and December 31, 1994. . . . . . . . . . . 1-2


               Condensed Consolidated Statement of Income,
               Three Months and Six Months Ended June 30, 1995 and 1994. .3


               Condensed Consolidated Statement of Cash Flows,
               Six Months Ended June 30, 1995 and 1994 . . . . . . . . .4-5


               Notes to Condensed Consolidated Financial Statements. . .6-8


          Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations. . . . . .9-14


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .15-16

          Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . 15

          Item 4.  Submission to Matters to a Vote of Security-Holders . 15

          Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . 15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16











                      PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                        SHORELINE FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                              June  30,       December 31,
                                                1995              1994
ASSETS
  Cash and Due from Banks                   $ 27,174,597      $ 31,287,807
  Federal Funds Sold                           6,500,000        20,350,000
     Total Cash and Cash Equivalents          33,674,597        51,637,807
  Securities Held to Maturity
     (Approximate fair values of
     $68,392,000 and $47,949,000
     at June 30, 1995 and
     December 31, 1994 respectively)          66,776,641        48,474,113
  Securities Available for Sale
     (Carried at fair value
     in 1995 and 1994)                        83,376,639        81,175,780
  Total Loans                                441,404,649       436,529,139
  Less Allowance for Loan Losses               6,333,710         5,951,969
     Net Loans                               435,070,939       430,577,170
  Premises and Equipment-Net                  10,006,495         9,875,374
  Other Assets                                10,553,435        12,113,418
     Total Assets                           $639,458,746      $633,853,662

LIABILITIES & SHAREHOLDERS'
  EQUITY
Liabilities
  Deposits:
    Non Interest-Bearing                    $ 62,915,117      $ 70,973,801
    Interest-Bearing                         503,921,649       495,121,822
     Total Deposits                          566,836,766       566,095,623
  Securities Sold Under
     Agreements to Repurchase                  2,906,653         2,875,112
  Other Liabilities                            3,393,620         3,674,459
  Long-Term Debt                               5,000,000         5,000,000
     Total Liabilities                       578,137,039       577,645,194










                      SHORELINE FINANCIAL CORPORATION
                  CONSOLIDATED BALANCE SHEET - Continued
                                              June  30,       December 31,
                                                1995              1994
 Shareholders' Equity
  Common Stock:
    10,000,000 shares authorized;
    5,259,775 and 4,989,483
    shares issued at June 30,
    1995 and December 31, 1994
    respectively
  Additional Paid-in Capital                  45,920,508        45,591,999
  Net Unrealized Gain(Loss)
    on Securities Available
    for Sale, Net of Tax Effect                1,479,439        (1,016,801)
  Retained Earnings                           13,921,760        11,633,270
     Total Shareholders' Equity               61,321,707        56,208,468
     Total Liabilities &
       Shareholders' Equity                 $639,458,746      $633,853,662


The accompanying notes are an integral part of these consolidated financial statements.























                                       -2-

                          SHORELINE FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENT OF INCOME

                            Three Months Ended            Six Months Ended
                                 June 30                       June 30
                          1995            1994           1995           1994
INTEREST INCOME
  Interest and
    Fees on Loans        $10,328,320   $ 8,772,278    $20,094,804   $16,895,463
  Interest on
    Federal Funds
    Sold                     317,697        80,606        610,183       199,081
  Interest on
    Investments            2,411,842     1,946,172      4,613,828     3,732,873
  Total Interest
    Income                13,057,859    10,799,056     25,318,815    20,827,417

INTEREST EXPENSE
  Interest on
    Deposits               6,014,475     4,371,590     11,496,512     8,611,077
  Other Interest
    Expense                   94,476        83,665        181,240       157,882
     Total
       Interest
       Expense             6,108,951     4,455,255     11,677,752     8,768,959

NET INTEREST
  INCOME                   6,948,908     6,343,801     13,641,063    12,058,458
  Provision for
    Loan Losses              200,000       174,993        400,000       349,993

NET INTEREST
  INCOME AFTER
  PROVISION FOR
  LOAN LOSSES              6,748,908     6,168,808     13,241,063    11,708,465

OTHER INCOME
  Service Charges
    on Deposit
    Accounts                 458,824       482,805        916,108       902,178
  Trust Income               357,320       305,454        689,887       649,256
  Investment
    Securities
    Transactions             (33,743)       (1,064)       (64,599)       95,908



                                       -3-

  Other Operating
    Income                   301,210       227,711        590,434       581,498
     Total Other
       Income              1,083,611     1,014,906      2,131,830     2,228,840

OTHER EXPENSES
  Personnel                2,507,810     2,502,464      4,958,295     4,912,529
  Occupancy                  287,821       297,112        592,635       601,423
  Equipment                  461,827       396,975        888,653       797,470
  Other
    Operating
    Expenses               1,754,752     1,723,029      3,316,460     3,297,907
       Total
         Other
         Expense           5,012,210     4,919,580      9,756,043     9,609,329

INCOME BEFORE
  INCOME TAXES             2,820,309     2,264,134      5,616,850     4,327,976
  Federal Income
    Tax Expense              724,000       522,000      1,478,000       977,000

NET INCOME               $ 2,096,309   $ 1,742,134    $ 4,138,850   $ 3,350,976

EARNINGS PER
  SHARE                        $0.40         $0.33          $0.79         $0.64

The accompanying notes are an integral part of these consolidated financial statements.






















                                       -4-

                      SHORELINE FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        Six Months Ended
                                                             June 30
                                                      1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                       $  4,138,850     $  3,350,976
Adjustments to Reconcile Net Income
  to Net Cash from Operating Activities:
  Depreciation and Amortization                       712,390          646,964
  Provision for Loan Losses                           400,000          349,993
  Net Amortization and Accretion
    on Securities Held to Maturity                    183,295          430,209
  Net Amortization and Accretion
     on Securities Available for Sale                 206,170          643,934
  Amortization of Goodwill and
     Related Core Deposit Intangible                  127,404          131,164
  (Gains)Loss on Sales of Securities
    Available for Sale                                 76,599          (95,898)
  Gains on Calls of Securities Held
     to Maturity                                      (12,000)               0
  Loss on Disposal of Premises
     and Equipment                                        894            5,910
  (Increase)Decrease in Income
     Taxes Receivable                                 148,000         (251,436)
  Increase(Decrease) in Deferred
     Loan Fees                                       (162,704)          42,593
  Increase in Interest Receivable                    (111,397)        (273,663)
  Increase in Interest Payable                        110,874           38,295
  Increase in Other Assets                           (145,967)          (1,106)
  Decrease in Other Liabilities                      (135,715)         (34,964)
     Total Adjustments                              1,397,843        1,631,995
NET CASH FROM OPERATING ACTIVITIES                  5,536,693        4,982,971
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Securities
     Available for Sale                             3,181,131        6,315,023
  Proceeds from Maturities, Calls
     and Principal Reductions of
     Securities Held to Maturity                    2,970,785       11,203,747
  Proceeds from Maturities, Calls
     and Principal Reductions of
     Securities Available for Sale                  3,425,002       11,352,288
  Purchase of Securities Held to Maturity         (21,444,608)      (7,005,418)
  Purchase of Securities Available for Sale        (5,307,576)     (25,564,369)
  Net Increase in Loans                            (4,878,422)     (16,852,533)
  Recoveries of Loans Charged-Off                     147,357          139,652


                                       -5-

  Premises and Equipment Expenditures                (867,255)      (1,739,427)
  Proceeds from Disposal of
  Premises and Equipment                               22,850           16,000
NET CASH FROM INVESTING ACTIVITIES                (22,750,736)     (22,135,037)














































                                -6-

                      SHORELINE FINANCIAL CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS - Continued
                                                        Six Months Ended
                                                             June 30
                                                      1995             1994
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Deposits                 741,143       (9,499,314)
  Net Decrease in Borrowed Funds                       31,541          444,641
  Dividends Paid                                   (1,850,360)      (1,594,465)
  Proceeds from Shares Issued
     Under Dividend Reinvestment Plan                 304,691          253,976
  Proceeds from Shares Issued Under
  Stock Option Plan                                    23,818           93,785
NET CASH FROM FINANCING ACTIVITIES                   (749,167)     (10,301,377)
NET CHANGE IN CASH AND CASH EQUIVALENTS           (17,963,210)     (27,453,443)
  Cash and Cash Equivalents at
     Beginning of Year                             51,637,807       61,028,786
  Cash and Cash Equivalents at June 30           $ 33,674,597     $ 33,575,343
CASH PAID DURING THE YEAR FOR:
  Interest                                       $ 11,566,878     $  8,830,489
  Income Taxes                                   $  1,330,000     $  1,228,436


The accompanying notes are an integral part of these consolidated financial statements

                      SHORELINE FINANCIAL CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of Regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Shoreline Financial Corporation as of June 30, 1995 and December 31, 1994, and the results of its opera-tions for the three and six months ended June 30, 1995 and 1994, and its cash flows for the six months then ended. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of Shoreline Financial Corporation and its wholly owned subsidiary, Shoreline Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Investments in Debt and Equity Securities

          Securities are classified into held to maturity, available for sale and trading categories. Held to maturity securities are those which the Corporation has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available for sale securities are those which the Corporation may decide to sell if needed for liquidity, asset-liability management or other reasons. Available for sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains or losses included in earnings. The Corporation did not hold any securities considered for this category at any time during the second quarter of 1995.

          Realized gains or losses are determined based on the amortized cost of the specific security sold.

          During the six-month period ended June 30, 1995, the proceeds from sales of available for sale securities were $3,181,131, with gross realized gains of $16,154 and gross realized losses of $92,753 from those sales. For this period, the change in net unrealized holding gains on available for sale securities was an increase of $3.8 million. There were no sales or transfers of securities classified as held to maturity.

Intangible Assets

          Goodwill represents the excess of the purchase price over the net value of tangible assets acquired and related core deposit intangibles identified in branch acquisitions. Goodwill is being amortized on a straight-line basis for a period of ten years. The related core deposit intangibles are amortized on an accelerated basis over the estimated life of the deposits acquired. Goodwill totaled $202,388 and $222,290 at June 30, 1995 and December 31, 1994, respectively. Core deposit intangibles totaled $2,261,536 and $2,369,038 at June 30, 1995 and December 31, 1994,
respectively. These amounts are included in Other Assets in the accompanying balance sheet.

Income Taxes

          Income tax expense for the quarter ended June 30, 1995 and 1994 is based upon the liability method, according to Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Certain income tax and expense items are reported in different time periods for tax purposes. Deferred or prepaid taxes are recorded in the balance sheet for these temporary differences.

Earnings Per Share

          Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares with a dilutive effect. On February 16, 1994, the Board of Directors declared a three-for-two stock split, effective May 31, 1994, to shareholders of record on May 16, 1994. On May 4, 1995, the Board of Directors declared a 5% stock dividend, payable June 15, 1995, to shareholders of record on June 1, 1995. Common equivalent shares are shares which may be issuable to employees upon exercise of outstanding stock options. The average number of shares was 5,252,830 in the second quarter of 1995, and 5,217,122 in the second quarter of 1994. The average number of shares was 5,247,584 in the six months ended June 30, 1995 and 5,209,870 in the six months ended June 30, 1994.

NOTE  2 - Income Taxes

Components for the provision of federal income taxes are as follows:

                                            June 30, 1995
Taxes currently payable                      $ 2,070,000
Deferred tax benefit                            (592,000)

     Income Tax Expense                      $ 1,478,000

The deferred income taxes are due primarily to the temporary difference related to depreciation, bad debt deductions, mark-to-market of securities held for sale and deferred loan fees.

The difference between the provision for income taxes shown on the statement of income and amounts computed by applying the statutory federal income tax rate to income before tax expense is as follows:

                                            June 30, 1995
Income tax calculated at statutory
     federal rate of 34%                     $ 1,910,000
Increase (decrease) due to tax effect
     of Tax-exempt income                       (575,000)
     Nondeductible expense and other             143,000

     Income Tax Expense                      $ 1,478,000

The components of the net deferred tax asset recorded in the balance sheet as of June 30, 1995 are as follows:

Total deferred tax liabilities               $(1,307,000)
Total deferred tax assets                      2,727,000
Total valuation allowance                              0

     Net Deferred Tax Asset                  $ 1,420,000

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

          Total deposits averaged $575.9 million during the second quarter of 1995. This represents a $12 million or 2.1% increase over average deposits during the first quarter of 1995. A comparison of the quarterly averages for the past three quarters follows:

                                   Avg Bal       Avg Bal     Avg Bal
(000s)                           2nd Qtr 95    1st Qtr 95   4th Qtr 94
Non-Interest Bearing
  Demand Deposits                $ 64,894        $ 62,454      $ 65,885
Interest-Bearing
  Demand Deposits                  70,441          67,907        55,602
Savings Deposits                  184,261         184,703       191,074
Time Deposits                     255,390         247,797       249,070
     Total                       $574,986        $562,861      $561,631

          Growth in average time deposits was the largest contributor toward the second quarter's growth in average deposits. Average time deposits increased $7.6 million or 3.1% over the first quarter's average. Approximately $4.6 million of this increase was in time deposits less than $100,000. Continued success in promoting an interest-bearing demand deposit product geared toward municipal depositors helped to produce growth of $2.5 million in this category. In addition, average non-interest bearing demand deposits returned to the level held during the fourth quarter of 1994. At June 30, 1995, total deposits had declined to $566.8 million, primarily the result of reductions in deposits in the time and savings deposit categories. Deposits totaled $566.1 million on December 31, 1994.

          Average total loans increased to $441.8 million during the second quarter of 1995 compared to the previous quarter's average of $436.3 million. All three loan categories contributed toward this increase. Increased activity in consumer lending, primarily auto and home equity products, helped to grow the average consumer loans portfolio by $2.5 million during the second quarter of 1995. Average commercial loans increased $2.1 million, while average mortgage loans grew $.9 million. At June 30, 1995, total loans amounted to $441.4 million, an increase of $4.9 million over December 31, 1994.

          Total investments averaged $143.4 million in the second quarter of 1995. This compares to the first quarter's average of $131.8 million. Increased investments in U.S. government agency securities provided the majority of this increase. Federal funds sold averaged $20.9 million during the second quarter of 1995. This is relatively unchanged from the first quarter's average and represents approximately 3.2% of total average assets during that period.

          Total non-performing assets for the second quarter of 1995 were unchanged from the first quarter. Non-performing assets totaled $1.8 million at June 30, 1995 as well as March 31, 1995. Non-performing assets include loans that are classified for regulatory purposes as contractually past due 90 days or more, on non-accrual status or "troubled debt restructurings" and other real estate owned. June 30, 1995's level of non-performing assets represents .40% of Shoreline's total loans and compares to December 31, 1994's ratio of .51%.

          During the second quarter of 1995, Shoreline experienced net loan charge-offs of only $2,336. This represents less than .01% of total average loans during the quarter. This low level of net charge-offs combined with expensing $200,000 in the provision for loan losses during the quarter helped to increase the Corporation's allowance for loan losses to $6,333,710 at June 30, 1995. At this level, the allowance for loan losses represents 1.43% of total loans and provides a coverage of over 3.6 times the level of non-performing assets identified at June 30, 1995.

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

Liquidity and Rate Sensitivity

          During the second quarter of 1995, Shoreline's loan to deposit ratio was 76.8%. This represents a slight decline from the first quarter ratio of 77.5%. As noted previously, average federal funds sold represented 3.2% of the Corporation's total assets, which compares to the first quarter's ratio of 2.7%. Approximately $83 million or 55% of Shoreline's total securities portfolio was classified as available for sale on June
30, 1995 and $.3 million of loans were classified as held for sale. On
June 30, 1995, Shoreline had commitments to make or purchase loans, including the unused portion of lines of credit, totaling $73.2 million.

          On June 30, 1995, the cumulative funding gaps of interest-earning assets and interest-bearing liabilities for selected maturity periods are illustrated as follows:

                                     Repriceable or Maturing Within:
                                   0 to 3       0 to 12        0 to 5
(000s)                             Months        Months        Years
Interest-earning assets
     Loans                       $ 156,095     $ 233,356     $400,008
     Securities                     10,000        25,717      117,544
     Federal funds sold              6,500         6,500        6,500

          Total                  $ 172,595     $ 265,573     $524,052

Interest-bearing
  liabilities
     Time deposits               $  46,352     $ 156,923     $249,756
     Demand deposits                69,323        69,323       69,323
     Savings deposits              182,448       182,448      182,448
     Other borrowings                2,907         2,907        7,907

          Total                  $ 301,030     $ 411,601     $509,434

Asset/(Liability) Gap            $(128,435)    $(146,028)    $ 14,618

          This table indicates that total liabilities maturing or repricing within one year exceed assets maturing or repricing within one year by $128.4 million. The same presentation as of December 31, 1994 produced a liability gap of $115.9 million. Competitive pressures and other influences may cause certain assets and liabilities to mature or reprice in other periods or at different volumes than indicated above. Specifically, all demand and savings accounts are presented as repricing in the 0-3 month period. Management believes that these types of accounts are not as sensitive to changes in interest rates in the short term as this presentation would indicate and that the positive funding gap in the 1-5 year period is more reflective of the Corporation's experience during 1994 and 1995.

Capital Resources

          Total shareholders' equity amounted to $61.3 million on June 30, 1995. Included in this total are net unrealized gains on available for sale securities of $1,479,000. During the second quarter of 1995, the Corporation's Board of Directors approved and paid a 5% stock dividend and a cash dividend of $.18 per share. A summary of Shoreline's capital position follows:

                              June 30, 1995      December 31, 1994
Equity to assets                     9.59%                9.02%
Tier I leverage                      9.01%                8.65%
Risk-based:
     Tier I Capital                 14.28%               13.62%
     Total Capital                  15.53%               14.87%

Results of Operations

          Net income for the quarter ended June 30, 1995 was $2,096,309, an increase of 20.3% over the same period in 1994. Increased net interest income produced the increase in earnings over the prior year. Shoreline's net income for the preceding quarter was $2,042,541. For the six months ended June 30, 1995, net income totaled $4,138,850, which represents an increase of $787,874 or 23.5% over the same period in 1994. Again, increased net interest income helped to produce the improved results. The following table illustrates the effect that changes in rates and volumes of earning assets and interest-bearing liabilities had on net interest income:

                     THREE MONTHS ENDED JUNE 30
(000s)                                      1995         1994
Interest Income (taxable equivalent)     $ 13,414     $ 11,173
Interest Expense                            6,109        4,455
     Net Interest Income                 $  7,305     $  6,718

Average Volume:
     Interest-Earning Assets             $606,249     $574,194
     Interest-Bearing Liabilities         518,003      497,747
          Net Differential               $ 88,246     $ 76,447

Average Yields/Rates:
     Yield on earning assets                8.85%        7.78%
     Rate paid on liabilities               4.72%        3.58%

          Interest Spread                   4.13%        4.20%

          Net Interest Margin               4.82%        4.68%

          The change in net interest income (in thousands) is attributable to the following:

                                        Volume     Rate     Inc/(Dec)
Interest-Earning Assets                  $647    $1,594      $2,241
Interest-Bearing Liabilities              187     1,467       1,654

     Net Interest                        $460    $127        $  587

                         SIX MONTHS ENDED JUNE 30
(000s)                                       1995         1994
Interest Income (taxable equivalent)       $ 26,053     $ 21,589
Interest Expense                             11,678        8,769
     Net Interest Income                   $ 14,375     $ 12,820

Average Volume:
     Interest-Earning Assets               $597,719     $568,510
     Interest-Bearing Liabilities           512,916      487,020
          Net Differential                 $ 84,803     $ 81,490

Average Yields/Rates:
     Yield on earning assets                  8.72%        7.59%
     Rate paid on liabilities                 4.55%        3.58%

          Interest Spread                     4.17%        4.01%

          Net Interest Margin                 4.81%        4.51%

          The change in net interest income (in thousands) is attributable to the following:

                                        Volume         Rate    Inc/(Dec)
Interest-Earning Assets                 $1,145       $3,319     $4,464
Interest-Bearing Liabilities               469        2,440      2,909

     Net Interest                       $  676       $  879     $1,555

          The Corporation expensed $200,000 for the provision for loan losses in the second quarter of 1995, the same level as the first quarter. Shoreline provided $175,000 in the first and second quarters of 1994. The provision for loan losses is based upon loan loss experience and such other factors which, in management's judgment, deserve current recognition in maintaining an adequate allowance for loan losses.

          Total other income for the quarter ended June 30, 1995 amounted to $1,083,611, an increase of $68,705 over the second quarter in 1994. Increased trust income, gains on the sale of mortgage loans and gains on the sale of other real estate owned offset the decline in deposit service charge income of $23,981 and increased losses on the sale of securities of $32,679. For the six months ended June 30, 1995, total other income amounted to $2,131,830, which is a decline of $97,010 from the same period in 1994. Losses from the sale of securities totaling $64,599 were recorded during the first six months of 1995, which compares to gains recorded during the same period in 1994 of $95,908, a change of over $130,000. This negative variance was offset by increased trust income of $40,000 and slight increases in service charge and other income.

          Total other expense amounted to $5,012,210 for the quarter ended June 30, 1995. This represents a modest increase of 1.9% or $92,630 over the same period in 1994. Increased equipment depreciation and repair expense accounted for the majority of this increase. Personnel expense remained virtually unchanged in comparison to the prior year. For the six months ended June 30, 1995, total other expense amounted to $9,756,043, which compares to $9,609,309 recorded during the same period in 1994, an increase of only 1.5%. Equipment and personnel expense accounted for the modest increase in this area. Shoreline's ratio of total other expenses to total average assets decreased from 3.17% during the six months ended June 30, 1994 to 3.08% in the six months ended June 30, 1995. Over the same period of time, Shoreline's efficiency ratio has declined from 63.92% to 58.39%. The Federal Deposit Insurance Corporation recently announced a reduction in the rates it charges banks for deposit insurance. This reduction in rates is expected to favorably affect the Corporation's results of operations during the second half of 1995.

          In summary, Shoreline's net income of $2,096,309 for the second quarter of 1995 produced a return on average shareholders' equity of 14.14% and a return on average assets of 1.30%. This compares to the prior year's ratios of 12.78% and 1.13%, respectively. On a year-to-date basis, Shoreline's return on average shareholders' equity stands at 14.18% and its return on average assets is 1.30%. 1994's ratios were 12.52% and 1.10%, respectively. Earnings per share through June 30, 1995 was $.79 and dividends per share was $.35, which produces a dividend payout ratio of 44%. Earnings per share through June 30, 1994 was $.64 and dividends per share was $.30.

                        PART II - OTHER INFORMATION


ITEM 1. Legal Proceedings

              Shoreline Bank is a party, as plaintiff or defendant, to a number of legal proceedings, none of which is considered material, and all of which arose in the normal course of its operations.



ITEM 4. Submission of Matters to a Vote of Security Holders.

              The information required by this Item was previously reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.



ITEM 6. Exhibits and Reports on Form 8-K

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

   3.2 Bylaws. Previously filed as Exhibit 3(b) to the registrant's Form S-1 Registration Statement filed March 23, 1990. Here incorporated by reference.

    27              Financial Data Schedule

    (b) No reports on Form 8-K were filed during the quarter covered by this report.

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SHORELINE FINANCIAL CORPORATION
                         (Registrant)


Date August 14, 1995           s/Dan L. Smith
                               Dan L. Smith
                               Chairman, President and
                                Chief Executive Officer


Date August 14, 1995           s/Wayne R. Koebel
                               Wayne R. Koebel
                               Executive Vice President,
                                Chief Financial Officer,
                                Secretary and Treasurer




























                                       -18-
                                  EXHIBIT INDEX


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

   3.2 Bylaws. Previously filed as Exhibit 3(b) to the registrant's Form S-1 Registration Statement filed March 23, 1990. Here incorporated by reference.

    27                   Financial Data Schedule


































                                       -19-