Form 10-Q
period 1995-09-30
SHORELINE FINANCIAL CORP
filed 1995-11-14
CIK 822697

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                       ___________________

                            FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

                   Yes __X__       No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     As of October 31, 1995 there were 5,251,786 issued and outstanding shares of the registrant's Common Stock.









                 SHORELINE FINANCIAL CORPORATION

                            FORM 10-Q

                              INDEX

                                                               Page
                                                              Number

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet,
           September 30, 1995 and December 31, 1994             1-2

           Condensed Consolidated Statement of Income,
           Three Months and Nine Months Ended September
           30, 1995 and 1994                                      3

           Condensed Consolidated Statement of Cash Flows,
           Nine Months Ended September 30, 1995 and 1994        4-5

           Notes to Condensed Consolidated Financial
           Statements                                           6-8

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations       9-14


PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                     16

   Item 6. Exhibits and Reports on Form 8-K                      16


SIGNATURES                                                       17














                 PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                SHORELINE FINANCIAL CORPORATION
                                  CONSOLIDATED BALANCE SHEET
                                                      September 30,       December 31,
                                                          1995               1994
ASSETS
    Cash and Due from Banks                          $  24,680,673      $  31,287,807
    Federal Funds Sold                                  11,575,000         20,350,000
       Total Cash and Cash Equivalents                  36,255,673         51,637,807
    Securities Held to Maturity
       (Approximate fair values of $72,039,000
       and $47,949,000 at September 30, 1995
       and December 31, 1994 respectively)              70,565,169         48,474,113
    Securities Available for Sale
       (Carried at fair value in 1995 and 1994)         79,751,462         81,175,780
    Total Loans                                        455,713,151        436,529,139
    Less Allowance for Loan Losses                       6,478,636          5,951,969
       Net Loans                                       449,234,515        430,577,170
    Premises and Equipment-Net                          10,083,051          9,875,374
    Other Assets                                        10,447,123         12,113,418
       Total Assets                                  $ 656,336,993      $ 633,853,662

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities
    Deposits:
      Non Interest-Bearing                           $  68,098,953      $  70,973,801
      Interest-Bearing                                 513,272,069        495,121,822
       Total Deposits                                  581,371,022        566,095,623
    Securities Sold Under Agreements to
      Repurchase                                         4,759,084          2,875,112
    Other Liabilities                                    2,726,341          3,674,459
    Long-Term Debt                                       5,000,000          5,000,000
       Total Liabilities                               593,856,447        577,645,194

Shareholders' Equity
    Common Stock:
      10,000,000 shares authorized;
      5,251,786 and 4,989,483 shares issued
      at September 30, 1995 and December 31,
      1994 respectively                                          -                  -
    Additional Paid-in Capital                          45,723,988         45,591,999
    Net Unrealized Gain (Loss) on Securities
      Available for Sale, Net of Tax Effect              1,451,226         (1,016,801)
    Retained Earnings                                   15,305,332         11,633,270



       Total Shareholders' Equity                       62,480,546         56,208,468
       Total Liabilities & Shareholders' Equity      $ 656,336,993      $ 633,853,662

The accompanying notes are an integral part of these consolidated financial statements.

                                  SHORELINE FINANCIAL CORPORATION
                                  CONSOLIDATED STATEMENT OF INCOME
                                                Three Months Ended                  Nine Months Ended
                                                   September 30,                       September 30,
                                               1995              1994             1995               1994
INTEREST INCOME
  Interest and Fees on Loans              $ 10,240,885      $ 9,184,241      $ 30,335,689       $26,079,704
  Interest on Federal Funds Sold               165,248          157,939           775,431           357,020
  Interest on Investments                    2,512,190        2,023,028         7,126,018         5,755,901
    Total Interest Income                   12,918,323       11,365,208        38,237,138        32,192,625

INTEREST EXPENSE
  Interest on Deposits                       5,956,162        4,667,053        17,452,674        13,278,130
  Other Interest Expense                       102,117           88,347           283,357           246,229
    Total Interest Expense                   6,058,279        4,755,400        17,736,031        13,524,359

NET INTEREST INCOME                          6,860,044        6,609,808        20,501,107        18,668,266
  Provision for Loan Losses                    175,000          200,007           575,000           550,000

NET INTEREST INCOME
  AFTER PROVISION FOR
  LOAN LOSSES                                6,685,044        6,409,801        19,926,107        18,118,266

OTHER INCOME
  Service Charges on Deposit
    Accounts                                   442,803          494,125         1,358,911         1,396,303
  Trust Income                                 354,774          330,583         1,044,661           979,839
  Investment Securities Transactions            40,050            9,261           (24,549)          105,169
  Other Operating Income                        92,507          414,634           682,941           996,132
    Total Other Income                         930,134        1,248,603         3,061,964         3,477,443

OTHER EXPENSES
  Personnel                                  2,559,973        2,609,732         7,518,268         7,522,261
  Occupancy                                    317,646          302,345           910,281           903,768
  Equipment                                    427,112          402,109         1,315,765         1,199,579
  Other Operating Expenses                   1,114,241        1,800,407         4,430,701         5,098,314
    Total Other Expense                      4,418,972        5,114,593        14,175,015        14,723,922




                                      -2-
INCOME BEFORE INCOME
  TAXES                                      3,196,206        2,543,811         8,813,056         6,871,787
  Federal Income Tax Expense                   865,000          629,000         2,343,000         1,606,000

NET INCOME                                $  2,331,206      $ 1,914,811      $  6,470,056       $ 5,265,787

EARNINGS PER SHARE                        $        .44      $       .37      $       1.23       $      1.01

The accompanying notes are an integral part of these consolidated financial statements.

                                  SHORELINE FINANCIAL CORPORATION
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                        Nine Months Ended
                                                                          September 30,
                                                                   1995                   1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                    $  6,470,056          $  5,265,787
Adjustments to Reconcile Net Income to Net Cash
from Operating Activities: Depreciation and Amortization         1,056,939               978,276
  Provision for Loan Losses                                        575,000               550,000
  Net Amortization and Accretion on Securities
    Held-to-Maturity                                               282,212               524,409
  Net Amortization and Accretion on Securities
    Available-for-Sale                                             292,062               826,502
  Amortization of Goodwill and Related Core
    Deposit Intangible                                             191,106               196,750
  (Gains)Loss on Sales of Securities Available-for-Sale             92,175               (92,809)
  Gains on Calls of Securities Held-to-Maturity                    (67,626)              (12,360)
  (Gains)Loss on Disposal of Premises and Equipment                   (155)                5,757
  (Increase)Decrease in Income Taxes Receivable                   (677,000)             (357,313)
  Increase(Decrease) in Deferred Loan Fees                        (175,254)               53,258
  Increase in Interest Receivable                                 (554,655)             (474,045)
  Increase in Interest Payable                                     259,824                90,487
  (Increase)Decrease in Other Assets                               354,646              (347,972)
  Decrease in Other Liabilities                                   (126,950)              (38,299)
    Total Adjustments                                            1,502,324             1,902,641
NET CASH FROM OPERATING ACTIVITIES                               7,972,380             7,168,428
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Securities Held-to-Maturity             1,473,972                     0
  Proceeds from Sales of Securities Available-for-Sale           5,629,808            11,432,672
  Proceeds from Maturities, Calls and Principal
    Reductions of Securities Held-to-Maturity                    6,497,657            14,560,586
  Proceeds from Maturities, Calls and Principal
    Reductions of Securities Available-for-Sale                  5,453,800            15,709,377
  Purchase of Securities Held-to-Maturity                      (30,277,271)          (13,256,340)


                                      -3-
  Purchase of Securities Available-for-Sale                     (6,304,139)          (29,553,414)
  Net Increase in Loans                                        (19,345,720)          (21,300,567)
  Recoveries of Loans Charged-Off                                  288,629               559,173
  Premises and Equipment Expenditures                           (1,288,144)           (2,131,986)
  Proceeds from Disposal of Premises and Equipment                  23,528                16,000
NET CASH FROM INVESTING ACTIVITIES                             (37,847,880)          (23,964,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                      15,275,399             6,264,493
  Net Decrease in Borrowed Funds                                 1,883,972               850,450
  Dividends Paid                                                (2,797,994)           (2,390,316)
  Proceeds from Shares Issued Under Dividend
    Reinvestment Plan                                              471,331               370,348
  Payments to Retire Common Stock                                 (402,340)
  Proceeds from Shares Issued Under Stock
    Option Plan                                                     62,998                93,785
NET CASH FROM FINANCING ACTIVITIES                              14,493,366             5,188,760
NET CHANGE IN CASH AND CASH EQUIVALENTS                        (15,382,134)          (11,607,311)
  Cash and Cash Equivalents at Beginning of Year                51,637,807            61,028,786
  Cash and Cash Equivalents at September 30                   $ 36,255,673          $ 49,421,475
CASH PAID DURING THE YEAR FOR:
  Interest                                                    $ 17,476,207          $ 13,433,872
  Income Taxes                                                $  3,020,000          $  1,927,817

The accompanying notes are an integral part of these consolidated financial statements
























                       -4-

                 SHORELINE FINANCIAL CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of Regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Shoreline Financial Corporation as of September 30, 1995 and December 31, 1994, and the results of its operations for the three and nine months ended September 30, 1995 and 1994, and its cash flows for the nine months ended September 30, 1995 and September 30, 1994. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

       FASB Standard No. 114 was adopted at January 1, 1995. Under this standard, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as bad debt expense. The effect of adopting this standard was not material to the consolidated financial statements of Shoreline Financial Corporation.

PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of Shoreline Financial Corporation and its wholly owned subsidiary, Shoreline Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

       Securities are classified into held-to-maturity, available-for-sale and trading categories. Held-to-maturity securities are those which the Corporation has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those which the Corporation may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with

                       -5-
unrealized gains or losses included in earnings. The Corporation did not hold any securities considered for this category at any time during the third quarter of 1995.

       Realized gains or losses are determined based on the amortized cost of the specific security sold.

       During the nine-month period ended September 30, 1995, the proceeds from sales of available-for-sale securities were $5,629,808, with gross realized gains of $33,133 and gross realized losses of $125,308 from those sales. For this period, the change in net unrealized holding gains on available-for-sale securities was an increase of $3.7 million. There were no sales or transfers of securities classified as held-to-maturity.

INTANGIBLE ASSETS

       Goodwill represents the excess of the purchase price over the net value of tangible assets acquired and related core deposit intangibles identified in branch acquisitions. Goodwill is being amortized on a straight-line basis for a period of ten years. The related core deposit intangibles are amortized on an accelerated basis over the estimated life of the deposits acquired. Goodwill totaled $192,437 and $222,290 at September 30, 1995 and December 31, 1994, respectively. Core deposit intangibles totaled $2,207,785 and $2,369,038 at September 30, 1995 and December 31, 1994, respectively. These amounts are included in Other Assets in the accompanying balance sheet.

INCOME TAXES

       Income tax expense for the quarter ended September 30, 1995 and 1994 is based upon the liability method, according to Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Certain income tax and expense items are reported in different time periods for tax purposes. Deferred or prepaid taxes are recorded in the balance sheet for these temporary differences.

EARNINGS PER SHARE

       Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares with a dilutive effect. On May 4, 1995, the Board of Directors declared a 5% stock dividend, payable June 15, 1995, to shareholders of record on June 1, 1995. Common equivalent shares are shares which may be issuable to employees upon exercise of outstanding stock options. The average number of shares was 5,261,001 in the third quarter of 1995, and 5,217,122 in the third quarter of 1994. The average number of shares was 5,250,956 in the nine months ended September 30, 1995 and 5,209,870 in the nine months ended September 30, 1994.



                       -6-
NOTE  2 - INCOME TAXES

Components for the provision of federal income taxes are as follows:

                                            September 30, 1995
Taxes currently payable                       $ 3,427,000
Deferred tax benefit                           (1,084,000)

    Income Tax Expense                        $ 2,343,000

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

       The difference between the provision for income taxes shown on the statement of income and amounts computed by applying the statutory federal income tax rate to income before tax expense is as follows:

                                                 September 30, 1995
Income tax calculated at statutory
  federal rate of 34%                               $ 2,996,000
Increase (decrease) due to tax effect of
    Tax-exempt income                                  (845,000)
    Nondeductible expense and other                     192,000

    Income Tax Expense                              $ 2,343,000

       The components of the net deferred tax asset recorded in the balance sheet as of September 30, 1995 are as follows:

Total deferred tax liabilities                $ (1,270,000)
Total deferred tax assets                        3,023,000
Total valuation allowance                                0

    Net Deferred Tax Asset                     $ 1,753,000





                       -7-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

       Total deposits averaged $575.6 million during the third quarter of 1995. This represents a modest increase of approximately $700,000 over the second quarter's average of $574.9 million. A comparison of the quarterly averages for the first three quarters in 1995 follows:

                                          Avg Bal        Avg Bal        Avg Bal
(000S)                                   3rd Qtr 95     2nd Qtr 95     1st Qtr 95
Non-Interest Bearing Demand Deposits     $  67,912      $  64,894      $  62,454
Interest-Bearing Demand Deposits            70,550         70,441         67,907
Savings Deposits                           185,431        184,261        184,703
Time Deposits                              251,736        255,390        247,797
     Total                               $ 575,629      $ 574,986      $ 562,861

       In comparison to the second quarter of 1995, average demand deposits increased $3 million which helped to offset the $3.6 million decline in time deposits. The third quarter decline in time deposits was seen primarily in the less than $100,000 category. Interest-bearing demand deposits remained unchanged while average savings accounts increased by a modest $1.2 million. At September 30, 1995, total deposits had increased to $581.4 million as a result of certain large corporate and municipal depositor activity. Deposits totaled $566.1 million on December 31, 1994.

       Average total loans increased to $447.6 million during the third quarter of 1995 compared to the previous quarter's average of $441.8 million. Shoreline's average mortgage loan portfolio increased $5 million during the third quarter of 1995, partially due to the seasonality of home buying activity. The consumer loan portfolio increased approximately $3 million during the third quarter which helped to offset the $2.3 million decline in commercial loans during the same period. At September 30, 1995, total loans amounted to $455.7 million, an increase of $19.2 million over December 31, 1994.

       Total investments averaged $161.1 million in the third quarter of 1995. This compares to the second quarter's average of $164.4 million. Average federal funds sold declined approximately $9.6 million during the third quarter and averaged $11.3 million or 1.7% of total average assets. US Treasury and Government Agency securities increased approximately $8.2 million during the third quarter while municipal securities declined $2 million.



                       -8-
       Shoreline continues to experience favorable trends in its level of non-performing assets. Total non-performing assets at September 30, 1995 were $1.4 million, which represents .32% of Shoreline's total loan portfolio at that date. This level of non-performing assets compares to June 30, 1995's ratio .40% and December 31, 1994's ratio of .51%. Non-performing assets include loans that are classified for regulatory purposes as contractually past due 90 days or more, on non-accrual status or "troubled debt restructurings" and other real estate owned.

       During the third quarter of 1995, Shoreline experienced net loan charge-offs of only $30,074, which represents less than .01% of total average loans. As a result of this favorable experience, the Corporation lowered its quarterly provision for loan losses from $200,000 in both the first and second quarters of 1995 to $175,000 in the third quarter of 1995. For the nine months ended September 30, 1995, net charge-offs amounted to $48,333 or .01% of total average loans. At September 30, 1995, the Corporation's allowance for loan losses amounted to $6,478,636 which represents 1.42% of total loans and provides a coverage of over four times the level of non-performing assets identified at September 30, 1995. At December 31, 1994, the ratio of the allowance for loan losses to total loans was 1.36%.

FUTURE TRANSACTIONS

       During the third quarter, regulatory authorities approved outstanding agreements to purchase the South Haven, Michigan branch from Great Lakes Bancorp and the Adamsville, Michigan branch from Old Kent Bank. It is anticipated the Adamsville transaction will be consummated during the fourth quarter of 1995. However, with the delay experienced in obtaining regulatory approval, negotiations over the South Haven branch have broken down and it is anticipated the transaction will not occur.

LIQUIDITY AND RATE SENSITIVITY

       During the third quarter of 1995, Shoreline's loan to deposit ratio was 77.75%. This represents a slight increase from the second quarter ratio of 76.8%. As noted previously, during the third quarter, average federal funds sold represented 1.7% of the Corporation's total assets, which compares to the second quarter's ratio of 3.2%. Approximately $79.7 million or 53.1% of Shoreline's total securities portfolio was classified as available-for-sale on September 30, 1995 and $386,000 of loans were classified as held-for-sale. On September 30, 1995, Shoreline had commitments to make or purchase loans, including the unused portion of lines of credit, totaling $67.1 million.

       On September 30, 1995, the cumulative funding gaps of interest-earning assets and interest-bearing liabilities for selected maturity periods are illustrated as follows:



                       -9-

                                         Repriceable or Maturing Within:

                                      0 to 3        0 to 12         0 to 5
(000S)                                Months        Months           Years
Interest-earning assets
       Loans                        $ 157,534      $ 238,300      $ 409,543
       Securities                      10,920         28,986        107,877
       Federal funds sold              11,575         11,575         11,575

            Total                   $ 180,029      $ 278,861      $ 528,995

Interest-bearing liabilities
       Time deposits                $  55,989      $ 159,894      $ 250,203
       Demand deposits                 75,556         75,556         75,556
       Savings deposits               186,535        186,535        186,535
       Other borrowings                 4,759          4,759          9,759

            Total                   $ 322,839      $ 426,744      $ 522,053

Asset/(Liability) Gap               $(142,810)     $(147,883)     $   6,942

This table indicates that total liabilities maturing or repricing within one year exceed assets maturing or repricing within one year by $147.9 million. The same presentation as of December 31, 1994 produced a liability gap of $115.9 million. Competitive pressures and other influences may cause certain assets and liabilities to mature or reprice in other periods or at different volumes than indicated above. Specifically, all demand and savings accounts are presented as repricing in the 0-3 month period. Management believes that these types of accounts are not as sensitive to changes in interest rates in the short term as this presentation would indicate and that the positive funding gap in the 0-5 year period is more reflective of the Corporation's experience during 1994 and 1995.

CAPITAL RESOURCES

       Total shareholders' equity amounted to $62.5 million on September 30, 1995. Included in this total are net unrealized gains on available-for-sale securities of $1.5 million. During the third quarter of 1995, the Corporation's Board of Directors approved and paid a cash dividend of $.18 per share. A summary of Shoreline's capital position follows:






                      -10-

                          September 30, 1995      December 31, 1994
Equity to assets                  9.52%                  9.02%
Tier I leverage                   8.96%                  8.65%
Risk-based:
    Tier I Capital               14.14%                 13.62%
    Total Capital                15.70%                 14.87%

RESULTS OF OPERATIONS

       Net income for the quarter ended September 30, 1995 was $2,331,206, an increase of 21.7% over the same period in 1994. Increased net interest income along with a significant reduction in other expenses produced the increase in earnings over the prior year. Shoreline's net income for the preceding quarter was $2,096,309. For the nine months ended September 30, 1995, net income totaled $6,470,056, which represents an increase of $1,204,269 or 22.9% over the same period in 1994. Again, increased net interest income and reduced other expenses helped to produce the improved results. The following table illustrates the effect that changes in rates and volumes of earning assets and interest-bearing liabilities had on net interest income:

                                        Three Months Ended September 30,

                                              1995            1994
(000S)
Interest Income (taxable equivalent)       $   13,330      $   11,774
Interest Expense                                6,058           4,755
       Net Interest Income                 $    7,272      $    7,019

Average Volume:
       Interest-Earning Assets             $  608,686      $  576,595
       Interest-Bearing Liabilities           516,427         500,212
            Net Differential               $   92,259      $   76,383

Average Yields/Rates:
       Yield on earning assets                  8.69%           8.10%
       Rate paid on liabilities                 4.65%           3.77%

            Interest Spread                     4.04%           4.33%

            Net Interest Margin                 4.74%           4.83%


                      -11-
       The change in net interest income (in thousands) is attributable to the following:

                                       Volume       Rate        Inc/(Dec)
Interest-Earning Assets               $   674      $   882       $ 1,556
Interest-Bearing Liabilities              159        1,144         1,303

       Net Interest                   $   515      $  (262)      $   253

                                           Nine Months Ended September 30,

                                                  1995            1994
(000S)
Interest Income (taxable equivalent)          $   39,271       $  33,322
Interest Expense                                  17,736          13,524
       Net Interest Income                    $   21,535       $  19,798

Average Volume:
       Interest-Earning Assets                $  603,604       $ 573,382
       Interest-Bearing Liabilities              515,971         498,182
            Net Differential                  $   87,633       $  75,200

Average Yields/Rates:
       Yield on earning assets                     8.70%           7.75%
       Rate paid on liabilities                    4.60%           3.62%

            Interest Spread                        4.10%           4.11%

            Net Interest Margin                    4.77%           4.60%

            The change in net interest income (in thousands) is attributable to the following:

                                     Volume        Rate       Inc/(Dec)
Interest-Earning Assets             $ 1,789      $ 4,160      $ 5,949
Interest-Bearing Liabilities            523        3,689        4,212

       Net Interest                 $ 1,266      $   471      $ 1,737

                      -12-
       The Corporation expensed $175,000 for the provision for loan losses in the third quarter of 1995, reduced from the previous quarter's provision of $200,000. For the nine months ended September 30, 1995, Shoreline has provided $575,000 for the provision for loan losses which compares to $550,000 during the first nine months in 1994. The provision for loan losses is based upon loan loss experience and such other factors which, in management's judgment, deserve current recognition in maintaining an adequate allowance for loan losses.

       Total other income for the quarter ended September 30, 1995 amounted to $930,134, a decrease of $318,469 from the third quarter in 1994. A decline of approximately $322,000 in other income accounted for this variance. The sale of the Corporation's credit card portfolio in December of 1994 eliminated corresponding fee income in this area in 1995. This change accounted for over $250,000 of the variance in the other income category. A decline of $51,322 of deposit service charge income in comparison to the third quarter of 1994 added to the overall decline in other income. Increased securities gains in the third quarter of 1995 in comparison to the third quarter of 1994 helped to partially offset the declines noted above. For the nine months ended September 30, 1995, total other income amounted to $3,061,964, which is a decline of $415,479 from the same period in 1994. Losses from the sale of securities totaling $24,549 were recorded during the first nine months of 1995, which compares to gains recorded during the same period in 1994 of $105,169, a reduction of over $129,718. In addition, the sale of Shoreline's credit card portfolio in December of 1994 has resulted in a $327,657 reduction in related fee income through the first nine months of 1995.

       Total other expense amounted to $4,418,972 for the quarter ended September 30, 1995. This represents a significant reduction of over $695,000 or 13.6% from the same period in 1994. The reduction in the FDIC insurance premiums from $.23 to $.04 per $100 of deposits retroactive to June 1, 1995 reduced Shoreline's FDIC expense in the third quarter to zero. FDIC insurance expense during the third quarter of 1994 was approximately $305,000. Advertising and public relations expense decreased approximately $160,000 from the third quarter of 1994 to the third quarter of 1995. The expense in 1994 was increased as a result of the advertising campaign associated with the merger of Shoreline's two affiliate banks. Finally, credit card processing expense decreased approximately $161,000 from the third quarter of 1994 to the third quarter of 1995. As mentioned above, the sale of the Corporation's credit card portfolio caused this decrease.

       For the nine months ended September 30, 1995, total other expense amounted to $14,175,015, which compares to $14,723,922 recorded during the same period in 1994, a decrease of $548,907 or 3.7%. Personnel expense remained virtually unchanged in comparison to the same period in 1994. Occupancy and equipment expense increased 5.8% through the first nine months of 1995 primarily the result of increased equipment depreciation


                      -13-
and amortization. This increase was more than offset by the $667,613 decrease in other expense. As mentioned previously, reduced FDIC insurance premiums, advertising and public relations and credit card processing expense accounted for the majority of this decrease in comparison to the first nine months in 1994.

       Shoreline's ratio of total other expenses to total average assets decreased from 3.19% during the nine months ended September 30, 1994 to 2.94% in the nine months ended September 30, 1995. Over the same period of time, Shoreline's efficiency ratio has declined from 63.20% to 57.00%. Currently, legislators are contemplating a special one-time assessment on deposits covered by the Savings Association Insurance Fund that are held by financial institutions which, if enacted during the fourth quarter, would negatively impact Shoreline's efficiency ratio.

       In summary, Shoreline's net income of $2,331,206 for the third quarter of 1995 produced a return on average shareholders' equity of 15.20% and a return on average assets of 1.42%. This compares to the prior year's ratios of 13.65% and 1.22%, respectively. On a year-to-date basis, Shoreline's return on average shareholders' equity stands at 14.48% and its return on average assets is 1.34%. This compares to the prior year's ratios of 12.86% and 1.14%, respectively. Earnings per share through September 30, 1995 were $1.23 and dividends per share were $.53, which produces a dividend payout ratio of 43.1%. Earnings per share through September 30, 1994 were $1.01 and dividends per share were $.46.


























                      -14-
                            PART II - OTHER INFORMATION


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

        3.2 Bylaws. Previously filed as Exhibit 3(b) to the registrant's Form S-1 Registration Statement filed March 23, 1990. Here incorporated by reference.

        27        Financial Data Schedule

       (b) No reports on Form 8-K were filed during the quarter for which this report is filed.


















                      -15-
                           SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SHORELINE FINANCIAL CORPORATION
                                              (Registrant)


Date November 14, 1995               By /S/ DAN L. SMITH
                                        Dan L. Smith
                                        Chairman, President and Chief
                                          Executive Officer

Date November 14, 1995               By /S/ WAYNE R. KOEBEL
                                        Wayne R. Koebel
                                        Executive Vice President, Chief
                                          Financial Officer, Secretary
                                          and Treasurer





























                      -16-
                          EXHIBIT INDEX


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

































                      -17-