Form 10-K
period 1995-12-31
SHORELINE FINANCIAL CORP
filed 1996-03-28
CIK 822697

===========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 1995

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
         (State or other jurisdiction     (I.R.S. Employer Identification No.)
       of incorporation or organization)

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

                         Yes  __X__      No _____

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

       Aggregate Market Value as of February 29, 1996:  $102,438,726

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock outstanding at February 29, 1996:  5,253,268 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference in Part II.

Portions of the registrant's definitive Proxy Statement for its May 1, 1996, annual meeting of shareholders are incorporated by reference in Part III.
===========================================================================






























                                  PART I

ITEM 1.   BUSINESS

GENERAL

     Shoreline Financial Corporation ("Shoreline" or the "Corporation") is a bank holding company. Shoreline had assets at December 31, 1995, totaling $671.2 million, deposits of $592.3 million and shareholders' equity of $64.4 million.

     Shoreline's business is concentrated exclusively in the commercial banking industry segment. Shoreline Bank offers individuals, businesses, institutions and government agencies a full range of commercial banking services, including:

          -    Time, savings and demand deposits

          -    Commercial, consumer and real estate financing

          -    Bank credit cards

          -    Trust services

          -    Investment services

          -    Safe deposit services

          -    Automated transaction machine services

          -    Electronic and telephone banking services

          -    Other banking services

     The business of Shoreline is mildly seasonal due to the recreational and agricultural components of the local economy. No material part of the business of Shoreline and Shoreline Bank is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on Shoreline.

     The principal markets for Shoreline's financial services are the Michigan communities in which Shoreline Bank is located and the areas immediately surrounding these communities. Shoreline and Shoreline Bank serve these markets through 24 offices located in and around these communities. Shoreline and Shoreline Bank have no material foreign assets or income.





                       -2-
     On December 9, 1995, the Corporation purchased and assumed from Old Kent Bank certain assets and liabilities associated with its branch located in Adamsville, Michigan. This branch had deposits totaling approximately $10.2 million.

     The principal source of revenue for Shoreline and Shoreline Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 73.7% of total revenues in 1995, 73.2% in 1994 and 70.7% in 1993. Interest on investment securities accounted for 17.4% of Shoreline's total revenues in 1995, 16.2% in 1994 and 17.8% in 1993.

     Shoreline and Shoreline Bank employed approximately 320 persons at December 31, 1995.

COMPETITION

     The business of banking is highly competitive. Banks face significant competition from other commercial banks and, in some product lines, saving and loan associations, credit unions, finance companies, insurance companies and investment and brokerage firms. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and the convenience and quality of services rendered to customers.

SUPERVISION AND REGULATION

     Banks and bank holding companies are extensively regulated. Shoreline Bank is chartered under state law and is supervised, examined and regulated by both the Financial Institutions Bureau of the Michigan Department of Commerce and the Federal Deposit Insurance Corporation ("FDIC"). Shoreline is regulated by the Federal Reserve System. The business activities of Shoreline Bank are significantly limited in a number of respects by federal and state laws governing banks. Deposits of Shoreline Bank are insured by the FDIC to the extent provided by law. Prior approval of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), and in some cases various other government agencies, will be required for Shoreline to acquire control of any additional banks or other operating subsidiaries.

     Shoreline is a legal entity separate and distinct from Shoreline Bank. There are legal limitations on the extent to which Shoreline Bank can lend or otherwise supply funds to Shoreline. In addition, payment of dividends to Shoreline by Shoreline Bank is subject to various state and federal regulatory limitations.

     Under Federal Reserve Board policy, Shoreline is expected to act as a source of financial strength to Shoreline Bank and to commit resources to support it. Under federal law, the FDIC also has authority to impose


                       -3-
special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semiannual assessment rates on Bank Insurance Fund ("BIF") member banks to maintain the BIF at the designated reserve ratio required by law.

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

     Under the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"), a bank holding company now may make certain interstate acquisitions even if state law would otherwise prohibit it. Starting June 1, 1997, a bank may make certain interstate acquisitions unless one of the states has enacted legislation prohibiting interstate bank acquisitions.
An interstate acquisition may occur earlier if the states of the buying and selling banks both have enacted laws permitting interstate acquisitions by all out-of-state banks. IBBEA also permits a bank to establish a DE NOVO branch in another state if the state has a law expressly permitting all out-of-state banks to establish DE NOVO branches in that state. In November 1995, Michigan enacted legislation permitting a Michigan bank to sell one or more of its branches to an out-of-state bank if that bank's state law permits a Michigan bank to purchase branches of banks located into that state. The Michigan legislation also permits a Michigan bank to purchase one or more branches of an out-of-state bank, but the Michigan bank must receive the approval of the Financial Institutions Bureau of the State of Michigan before operating the purchased branch or branches.





                       -4-
     Additional statistical information describing the business of Shoreline appears on the following pages and in Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in Item 7 and the Selected Financial Data incorporated by reference in Item 6.

AVERAGE CONSOLIDATED BALANCE SHEETS/INTEREST RATES

The following table presents interest income from average earning assets, expressed in dollars and yields on a fully tax equivalent basis at 34%, and interest expense on average interest-bearing liabilities expressed in dollars and rates.

YEARS ENDED DECEMBER 31 (IN THOUSANDS)          1995                             1994                            1993
                                    AVERAGE              AVERAGE    AVERAGE               AVERAGE    AVERAGE               AVERAGE
                                    BALANCE   INTEREST     RATE     BALANCE    INTEREST     RATE     BALANCE    INTEREST     RATE
INTEREST-EARNING ASSETS
 Federal funds sold                $ 15,270    $   892     5.84%    $ 13,766    $   571     4.15%    $ 15,799    $   468     2.96%
 Securities:
   Taxable                           99,814      6,774     6.79%      91,497      5,038     5.51%      86,375      5,119     5.93%
   Tax-exempt <F2>                   43,924      4,040     9.20%      42,808      4,079     9.53%      41,004      4,408    10.75%
 Loans - net of unearned
   income <F1><F2>                  447,329     40,760     9.11%     428,478     35,809     8.36%     385,138     32,148     8.35%
   Total interest-earning
     assets                         606,337     52,466     8.65%     576,549     45,497     7.89%     528,316     42,143     7.98%
NON-EARNING ASSETS
 Cash and due from banks             27,337                           28,864                           28,075
 Other assets                        20,404                           20,786                           18,062
 Allowance for loan losses           (6,309)                          (5,769)                          (5,182)
   Total assets                    $647,769                         $620,430                         $569,271
INTEREST-BEARING LIABILITIES
 Demand deposits                   $ 70,587      1,745     2.47%    $ 59,816        877     1.47%    $ 59,255      1,169     1.97%
 Savings deposits                   183,480      7,113     3.88%     183,885      5,549     3.02%     153,033      4,262     2.79%
 Time deposits                      254,338     14,594     5.74%     248,522     11,950     4.81%     239,789     11,809     4.92%
 Short-term borrowed funds            3,468        143     4.12%       2,702         87     3.22%       1,943         42     2.16%
 Long-term debt                       5,000        252     5.04%       5,000        252     5.04%       1,548         76     4.91%
   Total interest-bearing
     liabilities                    516,873     23,847     4.61%     499,925     18,715     3.74%     455,568     17,358     3.81%
NON-INTEREST-BEARING
  LIABILITIES
 Demand deposits                     66,181                           62,591                           59,987
 Other Liabilities                    4,453                            2,628                            2,848
 Shareholders' equity                60,262                           55,286                           50,868
   Total liabilities and
     shareholders' equity          $647,769                         $620,430                         $569,271



                                      -5-
NET INTEREST INCOME                            $28,619                          $26,782                          $24,785
NET INTEREST INCOME AS A PERCENTAGE
 OF INTEREST-EARNING ASSETS                                4.72%                            4.65%                            4.69%

<F1> Nonaccrual loans are included in the daily average loans outstanding for purposes of this calculation.  See Note 1 to the Consolidated Financial Statements regarding recognition of loan fee income.  Included in interest on loans are fees in the amount of $848,000, $733,000 and
     $410,000 in 1995, 1994 and 1993, respectively.
<F2> Yields are computed on a fully tax-equivalent basis using a federal income tax rate of 34 percent in all years presented.


LOANS

The following table summarizes year-end totals for the major categories of Shoreline's total loan portfolio for the last five years.

                                                                         DECEMBER 31,
                                   1995                 1994                 1993                 1992                  1991
                                        % OF                 % OF                 % OF                 % OF                  % OF
(IN THOUSANDS)               AMOUNT     TOTAL     AMOUNT     TOTAL     AMOUNT     TOTAL     AMOUNT     TOTAL     AMOUNT      TOTAL
Commercial, financial
   and agricultural         $191,437    41.08%   $179,850    41.20%   $166,745    40.31%   $161,787    45.61%   $161,996    47.11%
Real estate mortgage         194,784    41.80%    175,912    40.30%    156,509    37.83%    114,453    32.26%    108,097    31.43%
Real estate construction      18,704     4.01%     26,679     6.11%     27,337     6.61%     25,618     7.22%     20,424     5.94%
Consumer                      61,070    13.11%     54,088    12.39%     63,102    15.25%     52,882    14.91%     53,360    15.52%
   Total loans              $465,995   100.00%   $436,529   100.00%   $413,693   100.00%   $354,740   100.00%   $343,877   100.00%


















                       -6-
LOAN MATURITY

The following table summarizes the maturity distribution and interest rate sensitivity of the loan portfolio, excluding real estate mortgage and consumer loans.

                                                 DECEMBER 31, 1995                                 DECEMBER 31, 1994
                                   DUE IN ONE       DUE IN ONE        DUE AFTER       DUE IN ONE       DUE IN ONE       DUE AFTER
(IN THOUSANDS)                    YEAR OR LESS     TO FIVE YEARS      FIVE YEARS     YEAR OR LESS     TO FIVE YEARS     FIVE YEARS
Commercial, financial and
  agricultural                       $35,243          $114,181          $42,013        $34,168          $109,351         $36,331
Real estate construction              12,259             3,652            2,793         10,178            12,810           3,691
     Total                           $47,502          $117,833          $44,806        $44,346          $122,161         $40,022

Loans due after one year:
 with fixed rates                                     $ 51,743          $10,933                         $ 54,163         $ 7,942
 with floating rates                                  $ 66,090          $33,873                         $ 67,998         $32,080































                       -7-
ALLOWANCE ALLOCATION

The following table summarizes management's allocation of the allowance for loan losses over the past five years. The amounts indicated for each loan type include amounts allocated for specific loans as well as general allocations.

                             DECEMBER 31, 1995   DECEMBER 31, 1994   DECEMBER 31, 1993  DECEMBER 31, 1992   DECEMBER 31, 1991
                                       PERCENT             PERCENT             PERCENT            PERCENT            PERCENT
                                       OF LOANS            OF LOANS            OF LOANS           OF LOANS           OF LOANS
                                       IN EACH             IN EACH             IN EACH            IN EACH            IN EACH
                                       CATEGORY            CATEGORY            CATEGORY           CATEGORY           CATEGORY
                                       TO TOTAL            TO TOTAL            TO TOTAL           IN TOTAL           IN TOTAL
(IN THOUSANDS)              ALLOWANCE   LOANS   ALLOWANCE   LOANS   ALLOWANCE   LOANS   ALLOWANCE   LOANS  ALLOWANCE   LOANS
Commercial, financial
  and agricultural            $2,361    41.08%    $2,044    41.20%    $2,112    40.31%    $2,003    45.61%   $1,775    47.11%
Real estate mortgage             698    41.80%       559    40.30%       423    37.83%       317    32.26%      357    31.43%
Real estate construction         107     4.01%       100     6.11%       106     6.61%        75     7.22%       51     5.94%
Consumer                       1,111    13.11%       995    12.39%     1,103    15.25%       845    14.91%      762    15.52%
Unallocated                    2,323               2,254               1,842               1,326                889
                              $6,600   100.00%    $5,952   100.00%    $5,586   100.00%    $4,566   100.00%   $3,834   100.00%


























                       -8-
ALLOWANCE ACTIVITY

The following table summarizes loan and allowance information for each period shown.

                                                                DECEMBER 31,
(IN THOUSANDS)                      1995            1994            1993            1992            1991
Loans outstanding, end
 of period                        $465,995        $436,529        $413,693        $354,740        $343,877

Daily average of loans
 outstanding for the
 period                           $447,329        $428,478        $385,138        $351,168        $324,911

Allowance for loan losses,
 balance at beginning of
 period                           $  5,952        $  5,586        $  4,566        $  3,834        $  3,489

Charge-offs:
 Commercial, financial
   and agricultural                    151             391             186             437             279
 Real estate mortgage                   70             105              84               2               8
 Real estate construction                0               0               0               0               0
 Consumer                              271             517             332             392             808
   Total charge-offs                   492           1,013             602             831           1,095

Recoveries:
 Commercial, financial
   and agricultural                    200             367             107              55              63
 Real estate mortgage                   14               0               1               0               0
 Real estate construction                0               0               0               0               0
 Consumer                              176             262             134             128             107
   Total recoveries                    390             629             242             183             170
     Net charge-offs                   102             384             360             648             925
Provision charged to
 income                                750             750           1,380           1,380           1,270
Balance at end of period          $  6,600        $  5,952        $  5,586        $  4,566        $  3,834

Key Ratios:
Net charge-offs to average
 loans                               0.02%           0.09%           0.09%           0.18%           0.28%
Recoveries to total
 charge-offs                        79.27%          62.09%          40.20%          22.02%          15.53%






                                      -9-
Allowance to total loans
 at end of period                    1.42%           1.36%           1.35%           1.29%           1.11%
Allowance to total non-
 performing assets at end
 of period                         410.19%         269.08%         102.84%          86.26%          64.50%
Provision to average loans           0.17%           0.17%           0.36%           0.39%           0.39%

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


MATURITY ANALYSIS

The following tables set forth the maturities and weighted average interest rates of Shoreline's securities as of December 31, 1995.

AVAILABLE FOR SALE
                                                                        MATURING
                                                          AFTER ONE BUT          AFTER FIVE BUT
                                 WITHIN ONE YEAR        WITHIN FIVE YEARS       WITHIN TEN YEARS        AFTER TEN YEARS
(IN THOUSANDS)                  AMOUNT       YIELD      AMOUNT       YIELD      AMOUNT      YIELD      AMOUNT       YIELD
U.S. Treasury and agencies      $ 7,025      6.01%      $19,570      6.80%      $ 6,087     7.10%      $     0        N/A
States and political sub-
  divisions <F1>                  2,908      9.41%       10,685     10.04%        7,908     9.22%       11,854      8.44%
Mortgage-backed
  securities:  <F2>
  U.S. Government
    agencies                      8,304      6.59%       11,846      6.92%        9,830     6.91%          994      5.41%
  Collateralized mortgage
    obligations                   2,019      6.32%        1,301      7.02%            0       N/A            0        N/A
Other securities                      0        N/A            0        N/A            0       N/A        2,540      6.53%
    Total                       $20,256      6.77%      $43,402      7.64%      $23,825     7.73%      $15,388      7.93%










                      -10-

HELD TO MATURITY
                                                                        MATURING
                                                          AFTER ONE BUT          AFTER FIVE BUT
                                 WITHIN ONE YEAR        WITHIN FIVE YEARS       WITHIN TEN YEARS        AFTER TEN YEARS
(IN THOUSANDS)                  AMOUNT       YIELD      AMOUNT       YIELD      AMOUNT      YIELD      AMOUNT       YIELD
U.S. Treasury and agencies      $     0        N/A      $ 4,830      7.42%      $ 2,000     7.13%      $     0        N/A
States and political sub-
  divisions <F1>                  1,646     10.01%        3,179     11.29%          837     9.20%        3,898      9.24%
Mortgage-backed
  securities:  <F2>
  U.S. Government
    agencies                      6,785      6.90%       14,224      7.53%        3,171     8.34%            0        N/A
  Collateralized mortgage
    obligations                       0        N/A        3,895      7.54%            0       N/A            0        N/A
Other securities                      0        N/A            0        N/A            0       N/A            0        N/A
    Total                       $ 8,431      7.51%      $26,128      7.97%      $ 6,008     8.06%      $ 3,898      9.24%

<F1> The effective yields are weighted for the scheduled maturity of each security and weighted average yields are calculated on the basis of cost. Weighted interest rates have been computed on a fully taxable equivalent basis. The rates shown on securities issued by states and political subdivisions have been restated, assuming a 34 percent tax rate.
<F2> Maturity based upon estimated weighted average life.

TIME DEPOSITS $100,000 OR MORE
The time remaining until maturity of time certificates of deposit
$100,000 or more at December 31, 1995 is as follows:

TIME UNTIL MATURITY                 (IN THOUSANDS)
Three months or less                  $ 17,363
Over three through six months           14,729
Over six through twelve months           8,300
Over 12 months                          17,359
    Total                             $ 57,751







                      -11-
ITEM 2.   PROPERTIES

     Shoreline maintains its offices and conducts its business operations from the principal banking office of Shoreline Bank in Benton Harbor, Michigan. Shoreline Bank's principal office is located at 823 Riverview Drive, Benton Harbor, Michigan. This location encompasses approximately 21,000 square feet on three floors, all of which are occupied by Shoreline Bank and Shoreline. Shoreline Bank owns the premises occupied by each of its 24 branch offices.


ITEM 3.   LEGAL PROCEEDINGS

     Shoreline Bank is party, as plaintiff or as defendant, to a number of legal proceedings, none of which is considered material and all of which arose in the normal course of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.






























                      -12-
                               PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The information under the caption "Common Stock Information" on page 10 and under the subheading "Cash Dividends" on page 18 of Shoreline's annual report to shareholders for the year ended December 31, 1995, is here incorporated by reference.


ITEM 6.   SELECTED FINANCIAL DATA

     The information under the caption "Financial Highlights" on page 1 of Shoreline's annual report to shareholders for the year ended December 31, 1995, is here incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all subheadings on pages 11 through 18 of Shoreline's annual report to shareholders for the year ended December 31, 1995, is here incorporated by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, notes and the report of the independent auditors on pages 19 through 34 of Shoreline's annual report to shareholders for the year ended December 31, 1995, are here incorporated by reference.

     The information under the caption "Quarterly Financial Data" on page 10 of Shoreline's annual report to shareholders for the year ended December 31, 1995, is here incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.







                      -13-
                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Directors and Executive Officers" and "Section 16(a) Reporting Delinquencies" in the registrant's definitive Proxy Statement for its May 1, 1996, annual meeting of shareholders is here incorporated by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Compensation of Executive Officers and Directors" in the registrant's definitive Proxy Statement for its May 1, 1996, annual meeting of shareholders is here incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information set forth under the caption "Voting Securities" in the registrant's definitive Proxy Statement for its May 1, 1996, annual meeting of shareholders is here incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain
Relationships and Related Transactions" in the registrant's definitive Proxy Statement for its May 1, 1996, annual meeting of shareholders is here incorporated by reference.



















                      -14-
                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K

     (a) (1) FINANCIAL STATEMENTS. The following financial statements and independent auditors' report of Shoreline Financial Corporation and its subsidiary are filed as part of this report:

          Consolidated Balance Sheets--December 31, 1995 and 1994

          Consolidated Statements of Income for the years ended
          December 31, 1995, 1994 and 1993

          Consolidated Statements of Changes in Shareholders'
          Equity for the years ended December 31, 1995, 1994 and
          1993

          Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

          Notes to Consolidated Financial Statements

          Report of Independent Auditors dated February 7, 1996

     The financial statements, the notes to financial statements and the report of independent auditors listed above are incorporated by reference in Item 8 of this report.

          (2)  FINANCIAL STATEMENT SCHEDULES.  Not applicable.

          (3) EXHIBITS. The following exhibits are filed as part of this report:

       NUMBER                        EXHIBIT

         3(a) Restated Articles of Incorporation. Previously filed as Exhibit 3(a) to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994. Here incorporated by reference.

         3(b) Bylaws. Previously filed as Exhibit 3(b) to the registrant's Form S-1 Registration Statement filed March 23, 1990. Here incorporated by reference.







                      -15-
       NUMBER                             EXHIBIT

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

        10(b)       Employment Agreements.*

        10(c) 1989 Stock Option Plan.* Previously filed as Exhibit 28 to the registrant's Form S-8 Registration Statement filed May 31, 1989. Here incorporated by reference.

        10(d)       Deferred Compensation Agreements.*  Previously filed as
                    Exhibit 10(e) to the registrant's 1991 Form 10-K Annual Report filed March 27, 1992. Here incorporated by reference.

        10(e)       Bonus Program-1994 and -1995.*  Previously filed as
                    Exhibit 10(g) to the registrant's 1994 Form 10-K Annual Report filed March 29, 1995. Here incorporated by reference.

        11 Statement Regarding Computation of Earnings per Common Share. The computation of earnings per common share is fully described in Note 1 to the Consolidated Financial Statements incorporated by reference in Item 8 of this report.

        13 Annual Report to Shareholders of Shoreline Financial Corporation for the year ended December 31, 1995.

        21 List of Subsidiaries. Previously filed as Exhibit 21 to the registrant's Form 10-K Annual Report filed March 29, 1995. Here incorporated by reference.

        23          Consent of Independent Auditors.

        24          Powers of Attorney.

        27          Financial Data Schedule.


                      -16-
_________________________________

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





































                      -17-
                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SHORELINE FINANCIAL CORPORATION
                                   (Registrant)


Date:  March 28, 1996              By /S/ DAN L. SMITH
                                      Dan L. Smith
                                      Chairman, President and
                                        Chief Executive Officer



































                      -18-
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


March 28, 1996                          /S/ LOUIS A. DESENBERG*
                                        Louis A. Desenberg
                                        Director


March 28, 1996                          /S/ MERLIN J. HANSON*
                                        Merlin J. Hanson
                                        Director


March 28, 1996                          /S/ THOMAS T. HUFF*
                                        Thomas T. Huff
                                        Director


March 28, 1996                          /S/ RONALD F. KINNEY*
                                        Ronald F. Kinney
                                        Director


March 28, 1996                          /S/ JAMES E. LEBLANC*
                                        James E. LeBlanc
                                        Director


March 28, 1996                          /S/ L. RICHARD MARZKE*
                                        L. Richard Marzke
                                        Director


March 28, 1996                          /S/ JAMES F. MURPHY*
                                        James F. Murphy
                                        Director


March 28, 1996                          /S/ DAN L. SMITH
                                        Dan L. Smith
                                        Chairman, President, Chief
                                          Executive Officer and Director
                                          (Principal Executive Officer)





                      -19-
March 28, 1996                          /S/ ROBERT L. STARKS*
                                        Robert L. Starks
                                        Director


March 28, 1996                          /S/ JEFFREY H. TOBIAN*
                                        Jeffrey H. Tobian
                                        Director


March 28, 1996                          /S/ HARRY C. VORYS*
                                        Harry C. Vorys
                                        Director


March 28, 1996                          /S/ HYMAN WARSHAWSKY*
                                        Hyman Warshawsky
                                        Director


March 28, 1996                          /S/ RONALD L. ZILE*
                                        Ronald L. Zile
                                        Director


March 28, 1996                          /S/ WAYNE R. KOEBEL
                                        Wayne R. Koebel
                                        Executive Vice President, Chief
                                          Financial Officer, Secretary and
                                          Treasurer (Principal Financial
                                          and Accounting
                                          Officer)


                                        *By /S/ DAN L. SMITH
                                            Dan L. Smith
                                            Attorney-in-Fact for
                                             the indicated persons













                      -20-
                            EXHIBIT INDEX

       NUMBER                        EXHIBIT

         3(a) Restated Articles of Incorporation. Previously filed as Exhibit 3(a) to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994. Here incorporated by reference.

         3(b) Bylaws. Previously filed as Exhibit 3(b) to the registrant's Form S-1 Registration Statement filed March 23, 1990. Here incorporated by reference.

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

        10(b)       Employment Agreements.*

        10(c) 1989 Stock Option Plan.* Previously filed as Exhibit 28 to the registrant's Form S-8 Registration Statement filed May 31, 1989. Here incorporated by reference.

        10(d)       Deferred Compensation Agreements.*  Previously filed as
                    Exhibit 10(e) to the registrant's 1991 Form 10-K Annual Report filed March 27, 1992. Here incorporated by reference.

        10(e)       Bonus Program-1994 and -1995.*  Previously filed as
                    Exhibit 10(g) to the registrant's 1994 Form 10-K Annual Report filed March 29, 1995. Here incorporated by reference.

        11 Statement Regarding Computation of Earnings per Common Share. The computation of earnings per common share is fully described in Note 1 to the Consolidated Financial Statements incorporated by reference in Item 8 of this report.

        13 Annual Report to Shareholders of Shoreline Financial Corporation for the year ended December 31, 1995.


        21 List of Subsidiaries. Previously filed as Exhibit 21 to the registrant's Form 10-K Annual Report filed March 29, 1995. Here incorporated by reference.

        23          Consent of Independent Auditors.

        24          Powers of Attorney.

        27          Financial Data Schedule.

_________________________________

* These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.