Form 10-Q
period 1996-03-31
SHORELINE FINANCIAL CORP
filed 1996-05-15
CIK 822697

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


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

                  Yes __X__                           No ________

As of April 30, 1996, there were 5,240,485 issued and outstanding shares of the registrant's Common Stock.

===========================================================================







                      SHORELINE FINANCIAL CORPORATION
                                 FORM 10-Q

                                   INDEX

                                                                         PAGE
                                                                        NUMBER

PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets,
             March 31, 1996 and December 31, 1995                         3-4

             Condensed Consolidated Statements of Income,
             Three Months Ended March 31, 1996 and 1995                     5

             Condensed Consolidated Statements of Cash Flows,
             Three Months Ended March 31, 1996 and 1995                   6-7

             Notes to Condensed Consolidated Financial
             Statements                                                  8-10

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations              11-16


PART II.  OTHER INFORMATION                                             17-18

     Item 1. Legal Proceedings                                             17

     Item 6. Exhibits and Reports on Form 8-K                              17


SIGNATURES                                                                 18















                      PART 1.  FINANCIAL INFORMATION

                      ITEM 1.  FINANCIAL STATEMENTS.

                      SHORELINE FINANCIAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                                     MARCH 31,           DECEMBER 31,
                                                       1996                  1995
                                                   (unaudited)
ASSETS
 Cash and Due from Banks                          $ 29,955,019          $ 29,810,198
 Federal Funds Sold                                 14,825,000            12,950,000
   Total Cash and Cash Equivalents                  44,780,019            42,760,198
 Securities Held to Maturity
   (Fair values of $46,314,411 and
   $45,875,132 on March 31, 1996 and
   December 31, 1995, respectively)                 45,247,335            44,465,217
 Securities Available for Sale
   (Carried at fair value)                          99,997,027           102,870,733
 Total Loans                                       483,390,795           465,995,264
 Less Allowance for Loan Losses                      6,687,325             6,600,119
   Net Loans                                       476,703,470           459,395,145

 Premises and Equipment-Net                         10,231,908            10,143,851
 Other Assets                                       11,551,085            11,537,594
   Total Assets                                   $688,510,844          $671,172,738

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities
 Deposits:
   Non Interest-Bearing                           $ 67,381,528          $ 69,236,346
   Interest-Bearing                                536,005,423           523,063,666
     Total Deposits                                603,386,951           592,300,012
 Securities Sold Under Agreements to
   Repurchase                                        3,573,209             4,690,818
 Other Liabilities                                   4,645,503             4,822,065
 Long-Term Debt                                     12,000,000             5,000,000
   Total Liabilities                               623,605,663           606,812,895









                      SHORELINE FINANCIAL CORPORATION
                  CONSOLIDATED BALANCE SHEETS - CONTINUED
                                                     MARCH 31,           DECEMBER 31,
                                                       1996                  1995
                                                   (unaudited)
Shareholders' Equity
 Common Stock:
   10,000,000 shares authorized;
    5,237,735 and 5,251,018 shares issued
   at March 31, 1996 and December 31, 1995,
   respectively
 Additional Paid-in Capital                         50,017,552            50,147,966

 Unrealized Gain on Securities
   Available for Sale, Net of Tax Effect             1,529,669             2,160,403
 Retained Earnings                                  13,357,960            12,051,474
   Total Shareholders' Equity                       64,905,181            64,359,843
 Total Liabilities & Shareholders' Equity         $688,510,844          $671,172,738

The accompanying notes are an integral part of these consolidated financial statements.


























                      SHORELINE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                       1996                 1995
INTEREST INCOME
  Interest and Fees on Loans                       $10,671,151          $ 9,766,484
  Interest on Federal Funds Sold                       133,179              292,486
  Interest on Investments                            2,419,061            2,201,986
     Total Interest Income                          13,223,391           12,260,956

INTEREST EXPENSE
  Interest on Deposits                               6,040,498            5,482,037
  Other Interest Expense                               131,237               86,764
     Total Interest Expense                          6,171,735            5,568,801

NET INTEREST INCOME                                  7,051,656            6,692,155
  Provision for Loan Losses                            150,000              200,000

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                          6,901,656            6,492,155

OTHER INCOME
  Service Charges on Deposit Accounts                  417,732              457,284
  Trust Income                                         372,688              332,567
  Investment Securities Transactions                    70,639              (30,856)
  Other Operating Income                               125,458              289,224
     Total Other Income                                986,517            1,048,219

OTHER EXPENSES
  Personnel                                          2,641,562            2,450,485
  Occupancy                                            349,672              304,814
  Equipment                                            474,016              426,826
  Other Operating Expenses                           1,174,365            1,561,708
     Total Other Expense                             4,639,615            4,743,833

INCOME BEFORE INCOME TAXES                           3,248,558            2,796,541
  Federal Income Tax Expense                           891,000              754,000

NET INCOME                                         $ 2,357,558          $ 2,042,541

EARNINGS PER SHARE                                 $       .45          $       .39

The accompanying notes are an integral part of these consolidated financial statements.


                      SHORELINE FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                            $  2,357,558      $  2,042,541

Adjustments to Reconcile Net Income to
Net Cash from Operating Activities:
 Depreciation and Amortization                             369,826           353,197
 Provision for Loan Losses                                 150,000           200,000
 Net Amortization and Accretion on Securities              179,172           200,001
 Amortization of Goodwill and Related Core
     Deposit Intangible                                     70,583            76,342
 (Gains)Loss on Sales and Calls of Securities              (70,638)           30,856
 (Increase)/Decrease in Other Assets                    (1,646,259)          374,531
 Increase/(Decrease) in Other Liabilities                1,710,881          (499,739)
     Total Adjustments                                     763,565           735,188
NET CASH FROM OPERATING ACTIVITIES                       3,121,123         2,777,729
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net Increase in Loans                                 (17,458,325)       (2,057,313)
 Securities Available for Sale:
     Purchase                                           (4,952,814)       (4,146,756)
     Proceeds from Sale                                    701,131           971,488
     Proceeds from Maturities, Calls and
       Principal Reductions                              6,121,737         1,278,592
 Securities Held to Maturity:
     Purchase                                           (3,115,665)       (7,271,354)
     Proceeds from Maturities, Calls and
       Principal Reductions                              2,272,673         1,367,896
 Premises and Equipment Expenditures                      (457,883)         (231,320)
NET CASH FROM INVESTING ACTIVITIES                     (16,889,146)      (10,088,767)













                      SHORELINE FINANCIAL CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                               (UNAUDITED)
                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       1996                 1995
Cash Flows from Financing Activities:
 Net Increase in Deposits                           11,086,939            4,334,573
 Net Decrease in Short-Term Borrowing               (1,117,609)            (298,110)
 Net Increase in Long-Term Debt                      7,000,000                    0
 Dividends Paid                                     (1,051,070)            (898,613)
 Net Proceeds from Shares Issued                       224,310              180,324
 Payments to Retire Common Stock                      (354,726)                   0
NET CASH FROM FINANCING ACTIVITIES                  15,787,844            3,318,174
NET CHANGE IN CASH AND CASH EQUIVALENTS              2,019,821           (3,992,864)
 Cash and Cash Equivalents at Beginning of
     Year                                           42,760,198           51,637,807
 Cash and Cash Equivalents at March 31             $44,780,019          $47,644,943
CASH PAID DURING THE PERIOD FOR:
 Interest                                          $ 6,152,866          $ 5,479,514
 Income Taxes                                      $   170,000          $         0

The accompanying notes are an integral part of these consolidated financial statements























                       -7-
                      SHORELINE FINANCIAL CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of Regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Shoreline Financial Corporation as of March 31, 1996 and December 31, 1995, and the results of its operations for the three months ended March 31, 1996 and 1995, and its cash flows for the three months then ended. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

       On January 1, 1996, Shoreline adopted several new accounting pronouncements. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," establishes guidance in determining impairment of long-lived and intangible assets and related treatment if the value is determined to be impaired. SFAS No. 122, "Accounting for Mortgage-Servicing Rights," changes the accounting for mortgage servicing rights when servicing rights are retained for loans originated and subsequently sold. SFAS No. 123, "Accounting for Stock-Based Compensation," requires disclosure of the fair value and pro forma net income effect of granting stock options. The effect of adopting these standards was not material to the consolidated financial statements of Shoreline Financial Corporation.

PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of Shoreline Financial Corporation and its wholly owned subsidiary, Shoreline Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

       Securities are classified into held to maturity, available for sale and trading categories. Held to maturity securities are those which the Corporation has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available for sale securities are those which the Corporation may decide to sell if needed for liquidity, asset-liability management or other reasons. Available for sale securities

                       -8-
are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains or losses included in earnings. The Corporation did not hold any securities considered for this category at any time during the first quarter of 1996.

       Realized gains or losses are determined based on the amortized cost of the specific security sold.

       During the three month period ended March 31, 1996, the proceeds from sales of available for sale securities were $701,131, with gross realized gains of $34,763 and gross realized losses of $2,024 from those sales. For this period, the change in net unrealized holding gains on available for sale securities was a decrease of $956,000. There were no sales or transfers of securities classified as held to maturity.

INTANGIBLE ASSETS

       Goodwill represents the excess of the purchase price over the net value of tangible assets acquired and related core deposit intangibles identified in branch acquisitions. Goodwill is being amortized on a straight-line basis for a period of ten years. The related core deposit intangibles are amortized on an accelerated basis over the estimated life of the deposits acquired. Goodwill totaled $172,524 and $182,477 at March 31, 1996 and December 31, 1995, respectively. Core deposit intangibles totaled $2,399,287 and $2,459,916 at March 31, 1996 and December 31, 1995,
respectively. These amounts are included in Other Assets in the accompanying balance sheet.

INCOME TAXES

       Income tax expense for the quarter ended March 31, 1996 and 1995 is based upon the liability method, according to Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Certain income tax and expense items are reported in different time periods for tax purposes. Deferred or prepaid taxes are recorded in the balance sheet for these temporary differences.

EARNINGS PER SHARE

       Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares with a dilutive effect. Common equivalent shares are shares which may be issuable to employees upon exercise of outstanding stock options. The average number of shares was 5,249,093 in the three months ended March 31, 1996 and 5,242,174 in the three months ended March 31, 1995.




                       -9-
NOTE  2 - INCOME TAXES

Components for the provision of federal income taxes are as follows:

                                                             MARCH 31, 1996
Taxes currently payable                                        $1,300,000
Deferred tax benefits                                            (409,000)
  Income Tax Expense                                           $  891,000

The deferred income taxes are due primarily to the temporary difference related to depreciation, bad debt deductions, mark-to-market of securities held for sale and deferred loan fees.

The difference between the provision for income taxes shown on the statement of income and amounts computed by applying the statutory federal income tax rate to income before tax expense is as follows:

                                                             MARCH 31, 1996
Income tax calculated at statutory federal rate of 34%          1,105,000
Increase (decrease) due to tax effect of
  Tax-exempt income                                              (241,000)
  Nondeductible expense and other                                  27,000
  Income Tax Expense                                           $  891,000

The components of the net deferred tax asset recorded in the balance sheet as of March 31, 1996 are as follows:

Total deferred tax liabilities                               $(1,252,000)
Total deferred tax assets                                       4,208,000
Total valuation allowance                                               0
  Net Deferred Tax Asset                                     $  2,956,000








                      -10-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

        Total deposits averaged $594.9 million during the first quarter of 1996. This represents an increase of $16.4 million or 2.8% over the previous quarter's average of $578.4 million. Approximately $8 million of this increase resulted from the acquisition of the Adamsville, Michigan branch from Old Kent Bank. A comparison of the quarterly averages for the past two quarters follows:

                                                   AVG BAL        AVG BAL
                                                 1ST QTR 96     4TH QTR 95
(000S)
Non-Interest Bearing Demand Deposits              $ 65,158       $ 68,666
Interest-Bearing Demand Deposits                    82,067         72,627
Savings Deposits                                   178,755        177,587
Time Deposits                                      268,875        259,528
   Total                                          $594,855       $578,408

          In comparison to the fourth quarter of 1995, interest-bearing demand deposits increased $9.4 million. Shoreline Bank's Super Public Fund NOW account continues to attract increased usage from municipal customers, accounting for the majority of this increase. The increase in time deposit average balances during the first quarter reflects both the branch acquisition in December and a $3.2 million increase in time deposits greater than $100,000. On March 31, 1996, deposits totaled $603.4 million which compares with the December 31, 1995 total of $592.3 million.

       Total loans averaged $473.7 million during the first quarter of 1996 which compares to the previous quarter's average of $458.5 million. While all three loan portfolios contributed to this increase, Shoreline's mortgage loan portfolio provided the majority of the increase. Average mortgage loans increased $11.3 million caused by a combination of increased originations, slightly reduced sales to the secondary market and reduced principal reductions. The commercial and consumer loan portfolios increased $2.6 million and $1.3 million, respectively, in comparison to the fourth quarter of 1995. At March 31, 1996, total loans amounted to $483.4 million, an increase of $17.4 million over December 31, 1995.

       Total investments averaged $159.2 million in the first quarter of 1996. This compares to the previous quarter's average of $155.9 million. Increased average federal funds provided the growth in this area. Federal funds sold averaged $10.2 million or 1.5% of total average assets.


                      -11-
       Total non-performing assets at March 31, 1996 were $1.5 million, which represented .31% of Shoreline's total loan portfolio at that date. This level of non-performing assets compares to December 31, 1995's ratio of .35%. Non-performing assets include loans that are classified for regulatory purposes as contractually past due 90 days or more, on non-accrual status or "troubled debt restructurings" and other real estate owned.

       During the first quarter of 1996, Shoreline experienced net loan charge-offs of $66,826 which represents only .01% of total average loans. As a result, the Corporation lowered its quarterly provision for loan losses from $175,000 in the fourth quarter of 1995 to $150,000 in the first quarter of 1996. At March 31, 1996, Shoreline's allowance for loan losses amounted to $6,687,325 which represents 1.38% of total loans and provides a coverage of over 4 times the level of non-performing assets identified at March 31, 1996. At December 31, 1995, the ratio of the allowance for loan losses to total loans was 1.42%.

LIQUIDITY AND RATE SENSITIVITY

       During the first quarter of 1996, Shoreline's loan to deposit ratio was 79.6%. This represents a slight increase from the previous quarter's ratio of 79.3%. As previously noted, during the first quarter, average federal funds sold represented 1.5% of Shoreline's total assets. Approximately $100 million or 68.8% of Shoreline's total securities portfolio was classified as available for sale on March 31, 1996 and $646,000 of loans were classified as held for sale. On March 31, 1996, Shoreline had commitments to make or purchase loans, including the unused portion of lines of credit, totaling $105 million.






















                      -12-
       On March 31, 1996, the cumulative funding gaps of interest-earning assets and interest-bearing liabilities for selected maturity periods are illustrated as follows:

                                                 REPRICEABLE OR MATURING WITHIN:
                                            0 TO 3           0 TO 12           0 TO 5
(000S)                                      MONTHS           MONTHS            YEARS
Interest-earning assets
 Loans                                    $ 166,901        $ 231,232         $425,674
 Securities                                  14,156           29,789          116,852
 Federal funds sold                          14,825           14,825           14,825

     Total                                $ 195,882        $ 275,846         $557,351

Interest-bearing liabilities
 Time deposits                            $  66,726        $ 178,277         $270,252
 Demand deposits                             89,695           89,695           89,695
 Savings deposits                           174,738          174,738          174,738
 Other borrowings                             3,573            7,573           12,573

     Total                                $ 334,732        $ 450,283         $547,258

Asset/(Liability) Gap                     $(138,850)       $(174,437)        $ 10,093

          This table indicates that total liabilities maturing or repricing within one year exceed assets maturing or repricing within one year by $174.4 million. The same presentation as of December 31, 1995 produced a liability gap of $156.6 million for the same time period. Competitive pressures and other influences may cause certain assets and liabilities to mature or reprice in other periods or at different volumes than indicated above. Specifically, all demand and savings accounts are presented as repricing in the 0-3 month period. Management believes that these types of accounts are not as sensitive to changes in interest rates in the short term as this presentation would indicate and that the positive funding gap in the 1-5 year period is more reflective of the Corporation's experience.

CAPITAL RESOURCES

          Total shareholders' equity amounted to $64.9 million on March 31, 1996. Included in this total are net unrealized gains on securities available for sale totaling $1.5 million. During the first quarter of 1996, Shoreline's Board of Directors approved and paid a cash dividend of $.20 per share. A summary of Shoreline's capital position follows:




                      -13-

                              MARCH 31, 1996      DECEMBER 31, 1995
Equity to assets                    9.43%                9.59%
Tier I leverage                     8.86%                8.91%
Risk-based:
     Tier I Capital                14.22%               14.56%
     Total Capital                 15.48%               15.81%

RESULTS OF OPERATIONS

          Net income for the quarter ended March 31, 1996 was $2,357,558, an increase of 15.4% over the same period in 1995. Increased net interest income resulting from increased volume along with reduced other expenses produced the increase in earnings over the prior year. The following table illustrates the effect that changes in rates and volumes of earning assets and interest-bearing liabilities had on net interest income:

                        THREE MONTHS ENDED MARCH 31
                                                    1996            1995
(000S)
Interest Income (taxable equivalent)              $ 13,508        $ 12,551
Interest Expense                                     6,172           5,569
   Net Interest Income                            $  7,336        $  6,982

Average Volume:
   Interest-Earning Assets                        $632,926        $589,134
   Interest-Bearing Liabilities                    541,443         507,798
       Net Differential                           $ 91,483        $ 81,336

Average Yields/Rates:
   Yield on earning assets                            8.56%           8.64%
   Rate paid on liabilities                           4.57%           4.45%

       Interest Spread                                3.99%           4.19%

       Net Interest Margin                            4.65%           4.80%








                      -14-
The change in net interest income (in thousands) is attributable to the following:

                                    VOLUME          RATE        INC/(DEC)
Interest-Earning Assets             $1,060         $(103)         $957
Interest-Bearing Liabilities           428           175           603

   Net Interest Income              $  632         $(278)         $354

          Shoreline expensed $150,000 for the provision for loan losses in the first quarter of 1996, reduced from the previous quarter's provision of $175,000. The provision for loan losses is based upon loan loss experience and such other factors which, in management's judgment, deserve current recognition in maintaining an adequate allowance for loan losses.

          Total other income for the quarter ended March 31, 1996 amounted to $986,517, a decrease of $61,702 from the first quarter in 1995. Increased trust and security transaction income did not offset declines in service charge and other income. Trust income increased $40,121 or 12.1% over the first quarter of 1995. Increased trust assets managed helped to produce this increase. Gains from securities transactions totaled $70,639 during the first three months of 1996 compared to net losses of $30,856 during the three months ended March 31, 1995. Deposit service charge income declined $39,552 from the prior year. Emphasis on relationship business contributed to this decline. Other income totaled $125,458 in the first quarter of 1996 which compares to $289,224 in the first quarter in 1995. The resulting decline of $163,766 was caused primarily by two items. First, in the first quarter of 1995, Shoreline recorded $99,419 of income from credit card activities. However, during this same quarter, Shoreline discontinued the majority of its credit card operations. The discontinuance of this operation produced a decline of $90,345 in this area. Second, Shoreline incurred losses of $61,867 from the sale of mortgage loans in first quarter of 1996, which compares to net losses of $9,847 during the same period in 1995.

          Total other expense amounted to $4,639,615 for the quarter ended March 31, 1996. This represents a reduction of $104,218 or 2.2% from the same period in 1995. A decline of $387,343 in other expense contributed to the overall decline in overhead expense. Reduced FDIC insurance, marketing and credit card expense produce the decline in other expense. Personnel expense increased 7.8% or $191,077 over the first quarter of 1995. Increased full time equivalent levels resulting in increased salary expense was the primary contributor to the overall increase in personnel expense. Total occupancy and equipment expense increased $92,048 or 12.6% in comparison to the first quarter of 1995. Increased repairs and maintenance


                      -15-
expense along with increased equipment depreciation expense contributed to this increase in expense.

          Shoreline's ratio of total other expenses to total average assets decreased from 2.76% during the three months ended March 31, 1995 to 2.60% in the three months ended March 31, 1996. Over the same period of time, Shoreline's efficiency ratio has declined from 59.24% to 55.98%.

          In summary, Shoreline's net income of $2,357,558 for the first quarter of 1996 produced a return on average shareholders' equity of 14.45% and a return on average assets of 1.40%. This compares to the prior year's ratios of 14.22% and 1.31%, respectively. Earnings per share through March 31, 1996 were $.45 and dividends per share were $.20, which produces a dividend payout ratio of 44.4%. Earnings per share through March 31, 1995 were $.39 and dividends per share were $.17.




































                      -16-
                        PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

          Shoreline Bank is a party, as plaintiff or defendant, to a number of legal proceedings, none of which is considered material, and all of which arose in the normal course of its operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS. The following documents are filed as exhibits to this report on Form 10-Q:

EXHIBIT
NUMBER                        DOCUMENT

 3.1 Restated Articles of Incorporation. Previously filed as Exhibit 1(a) to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994. Here incorporated by reference.

 3.2 Bylaws. Previously filed as Exhibit 3(b) to the registrant's Form S-1 Registration Statement filed March 23, 1990. Here incorporated by reference.

  27      Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter covered by this report.





















                      -17-
                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SHORELINE FINANCIAL CORPORATION
                                        (Registrant)


Date  May 15, 1996            /S/ DAN L. SMITH
                              Dan L. Smith
                              Chairman, President and Chief Executive
                              Officer


Date  May 15, 1996            /S/ WAYNE R. KOEBEL
                              Wayne R. Koebel
                              Executive Vice President, Chief Financial
                              Officer, Secretary and Treasurer





























                      -18-
                               EXHIBIT INDEX


EXHIBIT
NUMBER                        DOCUMENT

 3.1      Restated Articles of Incorporation.  Previously filed as
          Exhibit 1(a) to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994. Here incorporated by reference.

 3.2 Bylaws. Previously filed as Exhibit 3(b) to the registrant's Form S-1 Registration Statement filed March 23, 1990. Here incorporated by reference.

  27      Financial Data Schedule



































                      -19-