Form 10-Q
period 1996-06-30
SHORELINE FINANCIAL CORP
filed 1996-08-14
CIK 822697

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                            ===================

                                 FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


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

                Yes  __X__                            No _______

As of July 31, 1996 there were 5,524,489 issued and outstanding shares of the registrant's Common Stock.










                      SHORELINE FINANCIAL CORPORATION
                                 FORM 10-Q

                                   INDEX

                                                                         PAGE
                                                                        NUMBER

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets,
             June 30, 1996 and December 31, 1995                          1-2

             Condensed Consolidated Statements of Income,
             Three Months and Six Months Ended June 30, 1996
             and 1995                                                       3

             Condensed Consolidated Statements of Cash Flows,
             Six Months Ended June 30, 1996 and 1995                      4-5

             Notes to Condensed Consolidated Financial
             Statements                                                   6-8

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations               9-14


PART II.  OTHER INFORMATION                                             15-16

     Item 1. Legal Proceedings                                             15

     Item 4. Submission to Matters to a Vote of
             Security-Holders                                           15-16

     Item 6. Exhibits and Reports on Form 8-K                              16


SIGNATURES                                                                 17












                      PART 1.  FINANCIAL INFORMATION

                      ITEM 1.  FINANCIAL STATEMENTS.

                      SHORELINE FINANCIAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                                       JUNE 30,           DECEMBER 31,
                                                         1996                1995
                                                     (unaudited)
ASSETS
 Cash and Due from Banks                            $ 27,081,517         $ 29,810,198
 Federal Funds Sold                                   14,850,000           12,950,000
     Total Cash and Cash Equivalents                  41,931,517           42,760,198
 Securities Held to Maturity
     (Fair values of $47,339,000 and
     $45,875,132 on June 30, 1996 and
     December 31, 1995, respectively)                 46,869,941           44,465,217
 Securities Available for Sale
     (Carried at fair value)                          93,177,326          102,870,733
 Total Loans                                         496,569,737          465,995,264
 Less Allowance for Loan Loss                          6,718,702            6,600,119
     Net Loans                                       489,851,035          459,395,145

 Premises and Equipment-Net                           10,558,260           10,143,851
 Other Assets                                         12,633,163           11,537,594
     Total Assets                                   $695,021,242         $671,172,738

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities
 Deposits:
     Non Interest-Bearing                           $ 70,698,516         $ 69,236,346
     Interest-Bearing                                534,758,009          523,063,666
       Total Deposits                                605,456,525          592,300,012
 Securities Sold Under Agreements to Repurchase        4,600,402            4,690,818
 Other Liabilities                                     3,548,451            4,822,065
 Long-Term Debt                                       16,000,000            5,000,000
     Total Liabilities                               629,605,378          606,812,895












                      SHORELINE FINANCIAL CORPORATION
                  CONSOLIDATED BALANCE SHEETS - CONTINUED
                                                       JUNE 30,           DECEMBER 31,
                                                         1996                1995
                                                     (unaudited)
Shareholders' Equity
 Common Stock:
     10,000,000 shares authorized;
      5,524,489 and 5,251,018 shares issued
      at June 30, 1996 and December 31, 1995,
      respectively
 Additional Paid-in Capital                           54,724,312           50,147,966

  Unrealized Gain on Securities
     Available for Sale, Net of Tax Effect               512,942            2,160,403
 Retained Earnings                                    10,178,610           12,051,474
     Total Shareholders' Equity                       65,415,864           64,359,843
 Total Liabilities & Shareholders' Equity           $695,021,242         $671,172,738

The accompanying notes are an integral part of these consolidated financial statements.


























                                      -2-

                      SHORELINE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                                       THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                            JUNE 30,                                  JUNE 30,
                                                   1996                 1995                 1996                 1995
INTEREST INCOME
 Interest and Fees on Loans                    $10,941,576          $10,328,320          $21,612,727          $20,094,804
 Interest on Federal Funds Sold                    211,587              317,697              344,766              610,183
 Interest on Securities                          2,408,231            2,411,842            4,827,292            4,613,828
     Total Interest Income                      13,561,394           13,057,859           26,784,785           25,318,815

INTEREST EXPENSE
 Interest on Deposits                            5,961,549            6,014,475           12,002,047           11,496,512
 Other Interest Expense                            228,506               94,476              359,743              181,240
     Total Interest Expense                      6,190,055            6,108,951           12,361,790           11,677,752

NET INTEREST INCOME                              7,371,339            6,948,908           14,422,995           13,641,063
 Provision for Loan Losses                         150,000              200,000              300,000              400,000

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                       7,221,339            6,748,908           14,122,995           13,241,063

OTHER INCOME
 Service Charges on Deposit Accounts               449,003              458,824              866,735              916,108
 Trust Income                                      407,201              357,320              779,889              689,887
 Securities Gains/(Losses)                         113,705              (33,743)             184,344              (64,599)
 Other Operating Income                             85,845              301,210              211,303              590,434
     Total Other Income                          1,055,754            1,083,611            2,042,271            2,131,830

OTHER EXPENSES
 Personnel                                       2,641,053            2,507,810            5,282,615            4,958,295
 Occupancy                                         327,767              287,821              677,439              592,635
 Equipment                                         489,880              461,827              963,896              888,653
 Other Operating Expenses                        1,464,338            1,754,752            2,638,703            3,316,460
     Total Other Expense                         4,923,038            5,012,210            9,562,653            9,756,043

INCOME BEFORE INCOME TAXES                       3,354,055            2,820,309            6,602,613            5,616,850
 Federal Income Tax Expense                        960,800              724,000            1,851,800            1,478,000

NET INCOME                                     $ 2,393,255          $ 2,096,309          $ 4,750,813          $ 4,138,850

EARNINGS PER SHARE                             $       .43          $       .38          $       .86          $       .75

The accompanying notes are an integral part of these consolidated financial statements.

                                      -3-

                   SHORELINE FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                       1996                 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                         $ 4,750,813          $ 4,138,850
Adjustments to Reconcile Net Income to Net Cash
from Operating Activities:
 Depreciation and Amortization                                         744,647              712,390
 Provision for Loan Losses                                             300,000              400,000
 Net Amortization and Accretion on Securities                          332,116              389,465
 Amortization of Goodwill and Related Core
     Deposit Intangible                                                141,165              127,404
 (Gains) Loss on Sales and Calls of Securities                        (184,344)              64,599
 Increase in Other Assets                                             (388,042)            (248,324)
 Decrease in Other Liabilities                                      (1,273,614)             (24,841)
     Total Adjustments                                                (328,072)           1,420,693
NET CASH FROM OPERATING ACTIVITIES                                   4,422,741            5,559,543

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net Increase in Loans                                             (30,755,890)          (4,731,065)
 Securities Available for Sale:
     Purchase                                                      (11,183,902)          (5,307,576)
     Proceeds from Sale                                              6,870,805            3,181,131
     Proceeds from Maturities, Calls and Principal
       Reductions                                                   11,478,113            3,425,002
 Securities Held to Maturity:
     Purchase                                                       (8,681,583)         (21,444,608)
     Proceeds from Sale                                                      0                    0
     Proceeds from Maturities, Calls and Principal
       Reductions                                                    6,161,325            2,970,785
 Premises and Equipment Expenditures                                (1,159,056)            (867,255)
NET CASH FROM INVESTING ACTIVITIES                                 (27,270,188)         (22,773,586)












                                      -4-

                   SHORELINE FINANCIAL CORPORATION
          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (UNAUDITED)
                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                       1996                 1995
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Increase in Deposits                                           13,156,513              741,143
 Net Increase/(Decrease) in Short-Term Borrowing                       (90,416)              31,541
 Net Increase in Long-Term Debt                                     11,000,000                    0
 Dividends Paid                                                     (2,153,897)          (1,850,360)
 Net Proceeds from Shares Issued                                       461,291              328,509
 Payments to Retire Common Stock                                      (354,725)                   0
NET CASH FROM FINANCING ACTIVITIES                                  22,018,766             (749,167)
NET CHANGE IN CASH AND CASH EQUIVALENTS                               (828,681)         (17,963,210)
 Cash and Cash Equivalents at Beginning of Year                     42,760,198           51,637,807
 Cash and Cash Equivalents at June 30                              $41,931,517          $33,674,597
CASH PAID DURING THE YEAR FOR:
 Interest                                                          $12,441,797          $11,566,878
 Income Taxes                                                      $ 2,459,000          $ 1,330,000

The accompanying notes are an integral part of these consolidated financial statements
























                                      -5-
                   SHORELINE FINANCIAL CORPORATION

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of Regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Shoreline Financial Corporation as of June 30, 1996 and December 31, 1995, and the results of its operations for the three and six months ended June 30, 1996 and 1995, and its cash flows for the six months then ended. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

          On January 1, 1996, Shoreline adopted several new accounting pronouncements. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," establishes further guidelines in determining impairment of long-lived assets and treatment if value is impaired. SFAS No. 122, "Accounting for Mortgage-Servicing Rights," requires recognition of an asset when servicing rights are retained for loans originated and subsequently sold. SFAS No. 123, "Accounting for Stock-Based Compensation," requires disclosure of the effect future stock option grants have on net income. The effect of adopting these standards was not material to the consolidated financial statements of Shoreline Financial Corporation.

PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of Shoreline Financial Corporation and its wholly owned subsidiary, Shoreline Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

          Securities are classified into held to maturity, available for sale and trading categories. Held to maturity securities are those which the Corporation has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available for


                                      -6-
sale securities are those which the Corporation may decide to sell if needed for liquidity, asset-liability management or other reasons. Available for sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains or losses included in earnings. The Corporation did not hold any securities considered for this category at any time during the second quarter of 1996.

          Realized gains or losses are determined based on the amortized cost of the specific security sold.

          During the six-month period ended June 30, 1996, the proceeds from sales of available for sale securities were $6,870,805, with gross realized gains of $156,041 and gross realized losses of $9,596 from those sales. For this period, the change in net unrealized holding gains on available for sale securities was a decrease of $2,496,000. There were no sales or transfers of securities classified as held to maturity.

INTANGIBLE ASSETS

          Goodwill represents the excess of the purchase price over the net value of tangible assets acquired and related core deposit intangibles identified in branch acquisitions. Goodwill is being amortized on a straight-line basis for a period of ten years. The related core deposit intangibles are amortized on an accelerated basis over the estimated life of the deposits acquired. Goodwill totaled $162,571 and $182,477 at June 30, 1996 and December 31, 1995,
respectively. Core deposit intangibles totaled $2,338,657 and $2,459,916 at June 30, 1996 and December 31, 1995, respectively.
These amounts are included in Other Assets in the accompanying balance sheet.

INCOME TAXES

          Income tax expense for the quarter ended June 30, 1996 and 1995 is based upon the liability method, according to Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." Certain income tax and expense items are reported in different time periods for tax purposes. Deferred or prepaid taxes are recorded in the balance sheet for these temporary differences.








                                      -7-
EARNINGS PER SHARE

          Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares with a dilutive effect. Common equivalent shares are shares which may be issuable to employees upon exercise of outstanding stock options. The average number of shares was 5,514,322 in the six months ended June 30, 1996 and 5,470,364 in the six months ended June 30, 1995.


NOTE  2 - INCOME TAXES

          Components for the provision of federal income taxes are as follows:

                                                   JUNE 30, 1996
Taxes currently payable                             $1,700,000
Deferred tax expense                                   151,800
       Income Tax Expense                            1,851,800

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

          The difference between the provision for income taxes shown on the statement of income and amounts computed by applying the statutory federal income tax rate to income before tax expense is as follows:

                                                  JUNE 30, 1996
Income tax calculated at statutory
  federal rate of 34%                               $2,245,000
Increase (decrease) due to tax effect of
  Tax-exempt income                                   (477,000)
  Nondeductible expense and other                       83,800
  Income Tax Expense                                $1,851,800






                                      -8-
          The components of the net deferred tax asset recorded in the balance sheet as of June 30, 1996 are as follows:

Total deferred tax liabilities                      $ (701,000)
Total deferred tax assets                            3,619,000
Total valuation allowance                                    0
  Net Deferred Tax Asset                            $2,918,000








































                                      -9-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          Total deposits averaged $603.7 million during the second quarter of 1996. This is an increase of $8.8 million or 1.5% over the first quarter's average of $594.9 million. The majority of the second quarter's growth was provided by increased time deposits. A comparison of the quarterly averages for the past three quarters follows:

                                                   AVG BAL        AVG BAL       AVG BAL
                                                 2ND QTR 96     1ST QTR 96    4TH QTR 95
(000s)
Non-Interest Bearing Demand Deposits              $ 67,928       $ 65,158      $ 68,666

Interest-Bearing Demand Deposits                    84,727         82,067        72,627

Savings Deposits                                   176,004        178,755       177,587

Time Deposits                                      275,016        268,875       259,528

  Total                                           $603,675       $594,855      $578,408

          Growth in interest-bearing demand deposits continued to be provided by municipal depositors in Shoreline's Super Public Fund NOW account while the majority of the growth in time deposits during the second quarter was in time deposits greater than $100,000. At June 30, 1996, deposits totaled $605.5 million, which represents an increase of $13.2 million or 2.2% over year end 1995's total of $592.3 million. Time and interest-bearing demand deposits provided the majority of the growth during the first half of 1996.

          As a member of the Federal Home Loan Bank of Indianapolis, Shoreline can access up to approximately $50 million of borrowings. During the first half of 1996, Shoreline increased its borrowings from the FHLB by $11 million, and at June 30, 1996, had $16 million of borrowings outstanding.

          Total loans averaged $490.1 million during the second quarter of 1996. This compares to the first quarter's average of $473.7 million, an increase of $16.4 million or 3.5%. All three of Shoreline's loan portfolios contributed to the second quarter's growth in loans. Mortgage loan production remained strong, accounting for


                                      -10-
$7.5 million of the second quarter's increase. Increased activity in the commercial loan area contributed an additional $6.1 million while consumer loan volume increased $2.8 million. At June 30, 1996, loans totaled $496.6 million which is an increase of $6.6 million from December 31, 1995.

          Total investments averaged $157.8 million in the second quarter, a slight decline from the previous quarter's average of $159.2 million. Increased dollars held in federal funds sold were offset by declines in US Government and municipal securities. Federal funds sold averaged $16.1 million during the second quarter, representing 2.3% of total average assets. Tax-exempt municipal securities have gradually declined from approximately $46 million in mid-1995 to $37 million in June of 1996. Liquidity needs and lack of attractive replacements of maturing securities have caused this decline.

          Asset quality continued strong during the second quarter of 1996. Total non-performing assets at June 30, 1996 were $1.4 million, which represents .29% of Shoreline's total loan portfolio at that date. This compares to the previous two quarter-end ratios of .31% at March 31, 1996 and .35% at December 31, 1995. Non-performing assets include loans that are classified for regulatory purposes as contractually past due 90 days or more, on non-accrual status or "troubled debt restructurings" and other real estate owned.

          Shoreline had net charge-offs of $118,623 during the second quarter of 1996, which represents .02% of total average loans. This compares with the first quarter's charge-off experience of $62,794 or
 .01% of total average loans. For the six months ended June 30, 1996, net charge-offs totaled $181,417, which represents only .04% of total average loans. At June 30, 1996, the allowance for loan losses stood at $6,718,702 which provides a coverage of over 4.5 times the level of non-performing assets on the same date. As a percentage of total loans, the allowance for loan losses was 1.35% at June 30, 1996. At December 31, 1995, the ratio of the allowance for loan losses to total loans was 1.42%.

LIQUIDITY AND RATE SENSITIVITY

          The loan growth experienced during the second quarter of 1996 increased Shoreline's loan to deposit ratio to 81.2% from 79.6% in the previous quarter. Shoreline increased its average level of federal funds sold during the quarter to $16.1 million or 2.3% of total average assets. On June 30, 1996, federal funds sold totaled $14.8 million. Approximately $93 million of Shoreline's $140 million securities portfolio was classified as available for sale on June 30, 1996 containing an unrealized gain, net of tax, of $513,000. At the end of the second quarter, there was approximately $814,000 of loans


                                      -11-
classified as held for sale. On June 30, 1996, Shoreline had commitments to make or purchase loans, including the unused portion of lines of credit, totaling $105 million.

          On June 30, 1996, the cumulative funding gaps of interest-earning assets and interest-bearing liabilities for selected maturity periods are illustrated as follows:

                                               REPRICEABLE OR MATURING WITHIN:
                                             0 TO 3         0 TO 12       0 TO 5
(000S)                                       MONTHS         MONTHS        YEARS
Interest-earning assets
 Loans                                     $ 167,461      $ 251,848      $467,166
 Securities                                    9,858         29,915       114,516
 Federal funds sold                           14,850         14,850        14,850

     Total                                 $ 192,169      $ 296,613      $596,532

Interest-bearing liabilities
 Time deposits                             $  67,778      $ 186,691      $277,892
 Demand deposits                              82,088         82,088        82,088
 Savings deposits                            173,506        173,506       173,506
 Other borrowings                              4,600          8,600        16,600

     Total                                 $ 327,972      $ 450,885      $550,086

Asset/(Liability) Gap                      $(135,803)     $(154,272)     $ 46,446

          This table indicates that total liabilities maturing or repricing within one year exceed assets maturing or repricing within one year by $154.3 million. The same presentation as of December 31, 1995 produced a liability gap of $156.6 million for the same time period. Competitive pressures and other influences may cause certain assets and liabilities to mature or reprice in other periods or at different volumes than indicated above. Specifically, all demand and savings accounts are presented as repricing in the 0-3 month period. Management believes that these types of accounts are not as sensitive to changes in interest rates in the short term as this presentation would indicate and that the positive funding gap in the 0-5 year period is more reflective of Shoreline's experience.







                                      -12-
CAPITAL RESOURCES

          Total shareholders' equity amounted to $65.4 million on June 30, 1996. Included in this total are net unrealized gains on securities available for sale totaling $513,000. During the second quarter, rising interest rates caused net unrealized gains on securities available for sale to decline by approximately $1 million from March 31, 1996. On May 1, Shoreline's Board of Directors approved a 5% stock dividend payable May 28, 1996 and also approved a cash dividend payable June 14, 1996. A summary of Shoreline's capital position follows:

                              JUNE 30, 1996       DECEMBER 31, 1995
Equity to assets                   9.41%                9.59%
Tier I leverage                    9.01%                8.91%
Risk-based:
     Tier I Capital               14.52%               14.56%
     Total Capital                15.77%               15.81%

RESULTS OF OPERATIONS

          Net income for the quarter ended June 30, 1996 was $2,393,255, an increase of 14.2% over the same period in 1995. Increased net interest income and reduced other expenses helped to produce this increase. Second quarter 1996 earnings of $2,393,255 is an increase of $35,697 over the previous quarter's earnings of $2,357,558. The following table illustrates the effect that changes in rates and volumes of earning assets and interest-bearing liabilities had on net interest income:


















                                      -13-

                      THREE MONTHS ENDED JUNE 30
                                                    1996          1995
(000S)
Interest Income (taxable equivalent)              $ 13,810      $ 13,414
Interest Expense                                     6,190         6,109
 Net Interest Income                              $  7,620      $  7,305

Average Volume:
 Interest-Earning Assets                          $647,917      $606,249
 Interest-Bearing Liabilities                      553,903       518,003
     Net Differential                             $ 94,014      $ 88,246

Average Yields/Rates:
 Yield on earning assets                             8.57%         8.85%
 Rate paid on liabilities                            4.49%         4.72%

     Interest Spread                                 4.08%         4.13%
     Net Interest Margin                             4.73%         4.82%

          The change in net interest income (in thousands) is attributable to the following:

                                          VOLUME     RATE      INC/(DEC)
Interest-Earning Assets                    $849      $(453)      $396
Interest-Bearing Liabilities                395       (314)        81
      Net Interest Income                  $454      $(139)      $315

          Net income for the six months ended June 30, 1996, was $4,750,813, an increase of 14.8% over the same period in 1995.
Increased net interest income provided the majority of this increase.
The following table illustrates the effect that changes in rates and volumes of earning assets and interest-bearing liabilities had on net interest income for the six months ended June 30, 1996, and 1995.











                                      -14-

                       SIX MONTHS ENDED JUNE 30
                                               1996           1995
(000S)
Interest Income (taxable equivalent)         $ 27,299       $ 26,053
Interest Expense                               12,362         11,678
 Net Interest Income                         $ 14,937       $ 14,375

Average Volume:
 Interest-Earning Assets                     $640,455       $597,719
 Interest-Bearing Liabilities                 547,693        512,916
     Net Differential                        $ 92,762       $ 84,803

Average Yields/Rates:
 Yield on earning assets                        8.56%          8.72%
 Rate paid on liabilities                       4.53%          4.55%

     Interest Spread                            4.03%          4.17%
     Net Interest Margin                        4.69%          4.81%

          The change in net interest income (in thousands) is attributable to the following:

                                          VOLUME     RATE      INC/(DEC)
Interest-Earning Assets                  $1,748      $(502)     $1,246
Interest-Bearing Liabilities                738        (54)        684
      Net Interest Income                $1,010      $(448)     $  562

          Shoreline expensed $150,000 for the provision for loan losses in the second quarter of 1996, unchanged from the previous quarter. The provision for loan losses is based upon loan loss experience and such other factors which, in management's judgment, deserve current recognition in maintaining an adequate allowance for loan losses.

       In the second quarter of 1996, total other income amounted to $1,055,754, an increase of $69,237 from the previous quarter. Increased income from trust services, deposit service charges and securities transactions was offset by increased losses from the sale of mortgage loans. In comparison to the second quarter of 1995, total other income declined by approximately $28,000. Again, increased trust and securities gains income was more than offset by increased losses from the sale of mortgage loans. For the six months

                                      -15-
ended June 30, 1996, other income totaled $2,042,271, a decline of $89,500 or 4.2% from the same time period in 1995. In comparing the first six months of 1996 to the first six months of 1995, trust income increased 13.0% or $90,000. Gains from the sale of securities produced additional income of $248,943 over the prior year. However, two significant items more than offset these increases. First, credit card fee income was $143,500 less than the prior year in the same period. Shoreline previously decided to discontinue the majority of its credit card operations, thereby creating this discrepancy. Second, in the first half of 1996, Shoreline incurred $185,000 of losses from the sale of mortgage loans. This compares to gains of $25,000 in the first half of 1995, creating a variance of $210,000.

       Total other expense amounted to $4,923,038 during the second quarter of 1996. This compares to the previous quarter's total of $4,639,615, or an increase of $283,423. Increased professional fee expense related to departmental sales training and branch system review projects, along with increased advertising expense accounted for the majority of the increase in expense during the second quarter. In comparison to the second quarter of 1995, total other expense actually declined by $89,000. FDIC insurance expense declined by $281,500 in comparison to the prior year's quarter as a result of revised FDIC assessment rates. This reduction in FDIC expense helped to offset increases in personnel, occupancy and equipment expense.
For the six months ended June 30, 1996, total other expense amounted to $9,562,653, a decline of $193,390 from the previous year. Again, reduced FDIC assessment rates produced a decline in expense of over $578,000 and helped to offset increases in other areas of expense. Disregarding FDIC insurance expense, total other expense increased 4.2% over the prior year for the six months ended June 30, 1996.

       Shoreline's ratio of total other expense to total average assets was 2.86% during the second quarter of 1996. This is an increase from the first quarter's ratio of 2.76%. For the six months ended June 30, 1996, Shoreline's overhead ratio was 2.81%. This compares to the prior year's ratio of 3.06%. Over the same period of time, Shoreline's efficiency ratio has improved from 58.39% in 1995 to 56.56% in 1996.

       In summary, Shoreline's net income of $2,393,255 in the second quarter of 1996 produced a return on average shareholders' equity of 14.61% and a return on average assets of 1.39%. This compares to 1995's second quarter results of 14.14% and 1.30%, respectively. On a year-to-date basis, return on average shareholders' equity stands at 14.53% and return on average assets at 1.39% which favorably compares to 1995 ratios of 14.18% and 1.30%, respectively. Earnings per share through June 30, 1996 was $.86 and dividends per share was $.39. This compares to earnings per share and dividends per share through June 30, 1995 of $.75 and $.33, respectively.

                                      -16-
                     PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Shoreline Bank is a party, as plaintiff or defendant, to a number of legal proceedings, none of which is considered material, and all of which arose in the normal course of its operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

          The annual meeting of shareholders of Shoreline Financial Corporation was held on May 1, 1996. The purpose of the meeting was to elect directors, consider and approve the Stock Incentive Plan of 1996, and to transact any other business that may properly come before the meeting.

          (a) The name of each director elected (along with the number of votes cast for or authority withheld) and the name of each other director whose term of office as a director continued after the meeting follows:

                                                 VOTES CAST
                                                         AUTHORITY
                                            FOR          WITHHELD

ELECTED DIRECTORS
James F. Murphy                          4,401,987         32,307
James E. LeBlanc                         4,415,626         18,668
Robert L. Starks                         4,397,067         37,227

DIRECTORS WHO CONTINUE TO SERVE
Louis A. Desenberg                   Merlin J. Hanson
Thomas T. Huff                       L. Richard Marzke
Dan L. Smith                         Jeffrey H. Tobian
Ronald L. Zile                       Ronald F. Kinney
Harry C. Vorys

          (b) For the resolution to approve the Stock Incentive Plan of 1996, the numbers of votes are as follows:



                                      -17-

                                   VOTES CAST
                                                          BROKER
                FOR          AGAINST       ABSTAIN       NON-VOTES
             4,097,346       248,813        88,135           0

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

              3.2 Bylaws. Previously filed as Exhibit 3(b) to the registrant's Form S-1 Registration Statement filed March 23, 1990. Here incorporated by reference.

              10.1 Stock Incentive Plan of 1996. Previously filed as an Appendix to the registrant's Definitive Proxy Statement in connection with its annual meeting of shareholders held on May 1, 1996. Here incorporated by reference.

              27         Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter covered by this report.














                                      -18-
                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SHORELINE FINANCIAL CORPORATION
                              (Registrant)


Date  Aug. 14, 1996           S/DAN L. SMITH
                              Dan L. Smith
                              Chairman, President and Chief Executive
                              Officer


Date  Aug. 14, 1996           S/WAYNE R. KOEBEL
                              Wayne R. Koebel
                              Executive Vice President, Chief
                              Financial Officer, Secretary and
                              Treasurer (Principal Financial and
                              Accounting Officer)



























                                      -19-
                                   EXHIBIT INDEX


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

      3.2 Bylaws. Previously filed as Exhibit 3(b) to the registrant's Form S-1 Registration Statement filed March 23, 1990. Here incorporated by reference.

      10.1 Stock Incentive Plan of 1996. Previously filed as an Appendix to the registrant's Definitive Proxy Statement in connection with its annual meeting of shareholders held on May 1, 1996. Here incorporated by reference.

      27          Financial Data Schedule





























                                      -20-