Form 10-Q
period 1996-09-30
SHORELINE FINANCIAL CORP
filed 1996-11-14
CIK 822697

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                        __________________________

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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

                                Yes   X        No
                                    -----         -----

As of October 31, 1996, there were 5,538,301 issued and outstanding shares of the registrant's Common Stock.

                      SHORELINE FINANCIAL CORPORATION

                                 FORM 10-Q

                                   INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets,
          September 30, 1996, and December 31, 1995 . . . . . . . . . . .  3-4


          Condensed Consolidated Statements of Income,
          Three Months and Nine Months Ended September 30, 1996
          and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . .    5


          Condensed Consolidated Statements of Cash Flows,
          Nine Months Ended September 30, 1996 and 1995 . . . . . . . . .  6-7


          Notes to Condensed Consolidated Financial Statements. . . . . . 8-10


     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations. . . . . . .  11-17


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   18

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .   18

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

                      PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SHORELINE FINANCIAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                                     SEPTEMBER 30,         DECEMBER 31,
                                                         1996                 1995
                                                     ------------         ------------
                                                      (unaudited)
ASSETS
  Cash and Due from Banks                            $ 40,290,201         $ 29,810,198
  Federal Funds Sold                                   11,600,000           12,950,000
                                                     ------------         ------------
     Total Cash and Cash Equivalents                   51,890,201           42,760,198
  Securities Held to Maturity
     (Fair values of $45,042,000 and
     $45,875,000 on September 30, 1996, and
     December 31, 1995, respectively)                  44,413,120           44,465,217
  Securities Available for Sale
     (Carried at fair value)                           96,778,877          102,870,733
  Total Loans                                         499,448,405          465,995,264
  Less Allowance for Loan Losses                        6,869,936            6,600,119
                                                     ------------         ------------
     Net Loans                                        492,578,469          459,395,145

  Premises and Equipment-Net                           10,478,920           10,143,851
  Other Assets                                         12,724,347           11,537,594
                                                     ------------         ------------
     Total Assets                                    $708,863,934         $671,172,738
                                                     ============         ============

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities
  Deposits:
    Non-Interest-Bearing                             $ 72,625,396         $ 69,236,346
    Interest-Bearing                                  542,018,636          523,063,666
                                                     ------------         ------------
     Total Deposits                                   614,644,032          592,300,012
  Short-Term Borrowings                                 9,896,177            4,690,818
  Other Liabilities                                     5,144,714            4,822,065
  Long-Term Debt                                       12,000,000            5,000,000
                                                     ------------         ------------
     Total Liabilities                                641,684,923          606,812,895
                                                     ------------         ------------

                      SHORELINE FINANCIAL CORPORATION
                  CONSOLIDATED BALANCE SHEETS - CONTINUED
                                                     SEPTEMBER 30,         DECEMBER 31,
                                                         1996                 1995
                                                     ------------         ------------
                                                      (unaudited)
Shareholders' Equity
  Common Stock:
    10,000,000 shares authorized;
    5,538,301 and 5,251,018 shares issued
    at September 30, 1996, and December 31,
    1995, respectively
  Additional Paid-in Capital                           54,960,513           50,147,966
  Unrealized Gain on Securities
    Available for Sale, Net of Tax Effect                 810,043            2,160,403
  Retained Earnings                                    11,408,455           12,051,474
                                                     ------------         ------------
     Total Shareholders' Equity                        67,179,011           64,359,843
                                                     ------------         ------------
     Total Liabilities & Shareholders' Equity        $708,863,934         $671,172,738
                                                     ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                      SHORELINE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                              ------------------------------        ------------------------------
                                                  1996               1995               1996               1995
                                              -----------        -----------        -----------        -----------
INTEREST INCOME
  Interest and Fees on Loans                  $11,107,767        $10,240,885        $32,720,494        $30,335,689
  Interest on Federal Funds Sold                  181,344            165,248            526,110            775,431
  Interest on Securities                        2,478,463          2,512,190          7,305,755          7,126,018
                                              -----------        -----------        -----------        -----------
     Total Interest Income                     13,767,574         12,918,323         40,552,359         38,237,138
                                              -----------        -----------        -----------        -----------

INTEREST EXPENSE
  Interest on Deposits                          6,056,129          5,956,162         18,058,176         17,452,674
  Other Interest Expense                          283,939            102,117            643,682            283,357
                                              -----------        -----------        -----------        -----------
     Total Interest Expense                     6,340,068          6,058,279         18,701,858         17,736,031
                                              -----------        -----------        -----------        -----------

NET INTEREST INCOME                             7,427,506          6,860,044         21,850,501         20,501,107
  Provision for Loan Losses                       150,000            175,000            450,000            575,000
                                              -----------        -----------        -----------        -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                     7,277,506          6,685,044         21,400,501         19,926,107
                                              -----------        -----------        -----------        -----------

OTHER INCOME
  Service Charges on Deposit Accounts             458,317            442,803          1,325,052          1,358,911
  Trust Income                                    385,501            354,774          1,165,390          1,044,661
  Securities Gains/(Losses)                         6,316             40,050            190,660            (24,549)
  Other Operating Income                          293,662             92,507            504,965            682,941
                                              -----------        -----------        -----------        -----------
     Total Other Income                         1,143,796            930,134          3,186,067          3,061,964
                                              -----------        -----------        -----------        -----------

OTHER EXPENSES
  Personnel                                     2,696,819          2,559,973          7,979,434          7,518,268
  Occupancy                                       338,241            317,646          1,015,680            910,281
  Equipment                                       470,810            427,112          1,434,706          1,315,765
  Other Operating Expenses                      1,661,088          1,114,241          4,299,791          4,430,701
                                              -----------        -----------        -----------        -----------
     Total Other Expense                        5,166,958          4,418,972         14,729,611         14,175,015
                                              -----------        -----------        -----------        -----------

INCOME BEFORE INCOME TAXES                      3,254,344          3,196,206          9,856,957          8,813,056
  Federal Income Tax Expense                      919,000            865,000          2,770,800          2,343,000
                                              -----------        -----------        -----------        -----------

NET INCOME                                    $ 2,335,344        $ 2,331,206        $ 7,086,157        $ 6,470,056
                                              ===========        ===========        ===========        ===========

EARNINGS PER SHARE                                  $0.42              $0.42              $1.28              $1.17
                                                    =====              =====              =====              =====

The accompanying notes are an integral part of these consolidated financial statements.

                      SHORELINE FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                           -----------------------------
                                                               1996             1995
                                                           ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                 $  7,086,157     $  6,470,056
                                                           ------------     ------------
Adjustments to Reconcile Net Income to Net Cash
from Operating Activities:
  Depreciation and Amortization                               1,118,301        1,056,939
  Provision for Loan Losses                                     450,000          575,000
  Net Amortization and Accretion on Securities                  441,912          574,274
  Amortization of Goodwill and Related Core
    Deposit Intangible                                          211,749          191,106
  (Gains)Losses on Sales of Securities                         (190,660)          24,549
  Increase in Other Assets                                     (702,862)      (1,052,418)
  Increase in Other Liabilities                                 322,649          132,874
                                                           ------------     ------------
     Total Adjustments                                        1,651,089        1,052,324
                                                           ------------     ------------
NET CASH FROM OPERATING ACTIVITIES                            8,737,246        7,972,380
                                                           ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Increase in Loans                                     (33,633,324)     (19,057,091)
  Securities Available for Sale:
     Purchase                                               (17,657,433)      (6,304,139)
     Proceeds from Sale                                       7,859,399        5,629,808
     Proceeds from Maturities, Calls and Principal
       Reductions                                            13,730,504        5,453,800
  Securities Held to Maturity:
     Purchase                                                (8,681,583)     (30,277,271)
     Proceeds from Sale                                         354,060        1,473,972
     Proceeds from Maturities, Calls and Principal
       Reductions                                             8,241,754        6,497,657
  Premises and Equipment Expenditures                        (1,453,370)      (1,264,616)
                                                           ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                       (31,239,993)     (37,847,880)
                                                           ------------     ------------

                      SHORELINE FINANCIAL CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                (UNAUDITED)
                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                           -----------------------------
                                                               1996             1995
                                                           ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                   22,344,020       15,275,399
  Net Increase in Short-Term Borrowing                        5,205,359        1,883,972
  Net Increase in Long-Term Debt                              7,000,000                0
  Dividends Paid                                             (3,259,396)      (2,797,994)
  Net Proceeds from Shares Issued                               697,492          534,329
  Payments to Retire Common Stock                              (354,725)        (402,340)
                                                           ------------     ------------
NET CASH FROM FINANCING ACTIVITIES                           31,632,750       14,493,366
                                                           ------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                       9,130,003      (15,382,134)
  Cash and Cash Equivalents at Beginning of Year             42,760,198       51,637,807
                                                           ------------     ------------
  Cash and Cash Equivalents at September 30                $ 51,890,201     $ 36,255,673
                                                           ------------     ------------
CASH PAID DURING THE YEAR FOR:
  Interest                                                 $ 18,627,922     $ 17,476,207
  Income Taxes                                             $  2,809,000     $  3,020,000


The accompanying notes are an integral part of these consolidated financial statements.

                   SHORELINE FINANCIAL CORPORATION

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of Regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Shoreline Financial Corporation as of September 30, 1996, and December 31, 1995, and the results of its operations for the three and nine months ended September 30, 1996 and 1995, and its cash flows for the nine months then ended. The results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

          On January 1, 1996, Shoreline adopted several new accounting pronouncements. Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," establishes further guidelines in determining impairment of long-lived assets and treatment if value is impaired. SFAS No. 122, "Accounting for Mortgage-Servicing Rights," requires recognition of an asset when servicing rights are retained for loans originated and subsequently sold. SFAS No. 123, "Accounting for Stock-Based Compensation," requires disclosure of the effect future stock option grants have on net income. The effect of adopting these standards was not material to the consolidated financial statements of Shoreline Financial Corporation.

PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of Shoreline Financial Corporation and its wholly owned subsidiary, Shoreline Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

          Securities are classified into held to maturity, available for sale, and trading categories. Held to maturity securities are those which the Corporation has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available for sale securities are those which the Corporation may decide to sell if needed for liquidity, asset-liability management, or other reasons. Available for sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains or losses included in earnings. The Corporation did not hold any securities in this category at any time during the third quarter of 1996.

          Realized gains or losses are determined based on the amortized cost of the specific security sold.

          During the nine-month period ended September 30, 1996, the proceeds from sales of available for sale securities were $7,859,399, with gross realized gains of $156,041 and gross realized losses of $19,545 from those sales. For this period, the change in net unrealized holding gains on available for sale securities was a decrease of $2,046,000. There were no transfers of securities classified as held to maturity.

INTANGIBLE ASSETS

          Goodwill represents the excess of the purchase price over the net value of tangible assets acquired and related core deposit intangibles identified in branch acquisitions. Goodwill is being amortized on a straight-line basis for a period of ten years. The related core deposit intangibles are amortized on an accelerated basis over the estimated life of the deposits acquired. Goodwill totaled $152,617 and $182,477 at September 30, 1996, and December 31, 1995,
respectively. Core deposit intangibles totaled $2,278,027 and $2,459,916 at September 30, 1996, and December 31, 1995, respectively. These amounts are included in Other Assets in the accompanying balance sheet.

INCOME TAXES

          Income tax expense for the quarter ended September 30, 1996 and 1995, is based upon the liability method, according to SFAS No. 109, "Accounting for Income Taxes." Certain income tax and expense items are reported in different time periods for tax purposes. Deferred or prepaid taxes are recorded in Other Assets in the balance sheet for these temporary differences.

EARNINGS PER SHARE

          Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares with a dilutive effect. Common equivalent shares are shares which may be issuable to employees upon exercise of outstanding stock options. The average number of shares was 5,527,590 in the third quarter of 1996 and 5,524,051 in the third quarter of 1995. The average number of shares was 5,518,173 in the nine months ended September 30, 1996, and 5,513,504 in the nine months ended September 30, 1995.


NOTE  2 - INCOME TAXES

Components for the provision of federal income taxes are as follows:

                                                  NINE MONTHS ENDED
                                                  SEPTEMBER 30, 1996
                                                  ------------------
Taxes currently payable                                $2,631,000
Deferred tax expense                                      140,000
                                                       ----------
          Income tax expense                           $2,771,000
                                                       ==========

The deferred income taxes are due primarily to the temporary difference related to depreciation, bad debt deductions, mark-to-market of securities held for sale and deferred loan fees.

The difference between the provision for income taxes shown on the statement of income and amounts computed by applying the statutory federal income tax rate to income before tax expense is as follows:

                                                             NINE MONTHS ENDED
                                                             SEPTEMBER 30, 1996
                                                             ------------------
Income tax calculated at statutory federal rate of 34%           $3,351,000
Increase (decrease) due to tax effect of
     Tax-exempt income                                             (703,000)
     Nondeductible expense and other                                123,000
                                                                 ----------
     Income tax expense                                          $2,771,000
                                                                 ==========

The components of the net deferred tax asset recorded in the balance sheet as of September 30, 1996, are as follows:

Total deferred tax liabilities                     $ (845,500)
Total deferred tax assets                           3,623,000
Total valuation allowance                                   0
                                                   ----------
          Net deferred tax asset                   $2,777,500
                                                   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          Total deposits averaged $605.4 million during the third quarter of 1996. This is an increase of $1.7 million over the previous quarter's average of $603.7 million. A summary of quarterly averages for deposits for the first three quarters of 1996 follows:

                                           AVG BAL        AVG BAL        AVG BAL
(000S)                                    3RD QTR 96     2ND QTR 96     1ST QTR 96
                                          ----------     ----------     ----------
Non-Interest-Bearing Demand Deposits       $ 70,355       $ 67,928       $ 65,158
Interest-Bearing Demand Deposits             86,145         84,727         82,067
Savings Deposits                            164,817        176,004        178,755
Time Deposits                               284,057        275,016        268,875
                                           --------       --------       --------
     Total                                 $605,354       $603,675       $594,855
                                           ========       ========       ========

          Despite modest growth in total deposits during the third quarter of 1996, there was considerable activity in the mix of Shoreline's deposits. Growth in demand deposits, both interest-bearing and non-interest-bearing, continued in the third quarter as Shoreline continues to place emphasis on corporate and municipal deposit relationships. This emphasis has resulted in a steady growth trend in these deposit types during 1996. Conversely, during the third quarter, Shoreline experienced a decline in its retail savings balances, particularly in its money market and Capital Club savings accounts. While the decline in money market balances has been a trend in 1996, the majority of the decline in Capital Club savings resulted from the transfer of a significant account relationship to time deposits greater than $100,000, accounting for a significant portion of the increase in that category.

          As a member of the Federal Home Loan Bank of Indianapolis, ("FHLB") Shoreline has the ability to access up to approximately $50 million of borrowings. On September 30, 1996, Shoreline had $16 million of borrowings with the FHLB, which was no change from the previous quarter ended June 30,1996.

          Total loans averaged $498.7 million during the third quarter of 1996. This compares to the second quarter's average of $490.1 million, an increase of $8.6 million. On September 30, 1996, total loans amounted to $499.4 million, which is an increase of $33.5 million or 7.2% over total loans at December 31, 1995. All three of Shoreline's loan portfolios continued to contribute to the growth in total loans. Average commercial loans increased $4.1 million over the previous quarter while average mortgage and consumer loans increased $3.5 million and $1.0 million, respectively. The growth in Shoreline's loan portfolio has contributed toward the increase in net interest income in 1996.

          Total investments averaged $156.0 million during the third quarter of 1996, a decline of $1.8 million from the previous quarter. Declines in federal funds sold and municipal securities were offset by increased investments in U.S. Government and Treasury securities. Federal funds sold continued to average approximately 2% of Shoreline's total assets during the third quarter.

          Shoreline's non-performing assets increased slightly during the third quarter of 1996. On September 30, 1996, total non-performing assets amounted to $2.1 million, which represented .41% of Shoreline's total loan portfolio on that date. Increased mortgage loans greater than 90 days past due accounted for the majority of the increase in the third quarter. On June 30, 1996, non-performing assets totaled $1.4 million and represented .29% of the Company's total loans at that date. Non-performing assets include loans that are classified for regulatory purposes as contractually past due 90 days or more, on non-accrual status or "troubled debt restructurings" and other real estate owned.

          Shoreline had net recoveries of $1,234 during the third quarter of 1996. This activity helped to reduce the company's year-to-date net charge-offs to $180,183, which represented only .04% of Shoreline's average loan portfolio through the third quarter. At September 30, 1996, the allowance for loan losses was $6,869,936, which provided a coverage of over 3.3 times the level of non-performing assets on the same date. As a percentage of total loans, the allowance for loan losses was 1.38% at September 30, 1996, a slight increase from the previous quarter end. At December 31, 1995, the ratio of the allowance for loan losses to total loans was 1.42%.

FUTURE TRANSACTIONS

          On November 7, 1996, Shoreline Financial Corporation and SJS Bancorp, Inc., ("SJS") announced they had signed a plan of merger under which SJS would merge with and into Shoreline. SJS is a holding company with assets of approximately $150 million. It is the parent company of SJS Federal Savings Bank, which provides banking services through its main office and branch in St. Joseph, Michigan, and branches in South Haven and Stevensville, Michigan. The merger is subject to approval by SJS shareholders, regulatory approval and other customary conditions. The transaction is expected to be completed during the first half of 1997. SJS shareholders would receive $27 in cash for each of their shares of SJS stock. The total value of the transaction is approximately $25.4 million.

LIQUIDITY AND RATE SENSITIVITY

          Loan growth continued to outpace the increase in deposits during the third quarter and increased Shoreline's loan to deposit ratio to 82.4% from 81.2% in the previous quarter. Shoreline maintained its level of federal funds sold at approximately 2% of total assets despite this increase in loans. On September 30, 1996, federal funds sold totaled $11.6 million. As previously stated, Shoreline is able to access up to approximately $50 million of borrowings from the FHLB to fund future loan growth. Approximately $97 million of Shoreline's $141 million securities portfolio was classified as available for sale on September 30, 1996, containing an unrealized gain, net of tax, of $810,000. At the end of the third quarter, there was approximately $1.1 million of loans classified as held for sale. On September 30, 1996, Shoreline had commitments to make or purchase loans, including the unused portions of lines of credit, totaling $102 million.

          On September 30, 1996, the cumulative funding gaps of interest-earning assets and interest-bearing liabilities for selected maturity periods are illustrated as follows:

                                         REPRICEABLE OR MATURING WITHIN:
                                      0 TO 3         0 TO 12        0 TO 5
(000S)                                MONTHS         MONTHS         YEARS
                                      ------         -------        ------
Interest-earning assets
     Loans                          $ 164,291      $ 249,613      $ 446,729
     Securities                        10,928         31,601        113,368
     Federal funds sold                11,600         11,600         11,600
                                    ---------      ---------      ---------

          Total                     $ 186,819      $ 292,814      $ 571,697
                                    =========      =========      =========







Interest-bearing liabilities
     Time deposits                  $  75,702      $ 190,655      $ 286,164
     Demand deposits                   95,547         95,547         95,547
     Savings deposits                 158,158        158,158        158,158
     Other borrowings                  13,896         18,896         21,896
                                    ---------      ---------      ---------

          Total                     $ 343,303      $ 463,256      $ 561,765
                                    =========      =========      =========

Asset/(Liability) Gap               $(156,484)     $(170,442)     $   9,932
                                    =========      =========      =========

          This table indicates that total liabilities maturing or repricing within one year exceed assets maturing or repricing within one year by $170.4 million. The same presentation as of December 31, 1995, produced a liability gap of $156.6 million for the same time period. Competitive pressures and other influences may cause certain assets and liabilities to mature or reprice in other periods or at different volumes than indicated above. Specifically, all demand and savings accounts are presented as repricing in the 0-3 month period. Management believes that these types of accounts are not as sensitive to changes in interest rates in the short term as this presentation would indicate and that the positive funding gap in the 0-5 year period is more reflective of Shoreline's experience.

CAPITAL RESOURCES

          Total shareholders' equity was $67.2 million on September 30, 1996. Included in this total are net unrealized gains on securities available for sale totaling $810,043. Net unrealized gains on securities available for sale increased approximately $297,000 from June 30, 1996. During the third quarter, Shoreline's Board of Directors approved a cash dividend of $.20 per share. A summary of Shoreline's capital position follows:

                         SEPTEMBER 30, 1996   DECEMBER 31, 1995
                         ------------------   -----------------
Equity to assets                9.48%               9.59%
Tier I leverage                 9.06%               8.91%
Risk-based:
     Tier I Capital            14.80%              14.56%
     Total Capital             16.05%              15.81%

RESULTS OF OPERATIONS

          Net income for the quarter ended September 30, 1996, was $2,335,344, an increase of only $4,138 over the same period in 1995. Third quarter earnings were adversely impacted by a non-recurring charge of $199,000, net of tax, assed upon financial institutions with deposits insured by the Savings Association Insurance Fund ("SAIF") to recapitalize the SAIF. Without this one-time charge, Shoreline's net income for the third quarter would have been approximately $2,535,000, representing an increase of 8.7% over the same period in 1995. Increased net interest income and non-interest income helped to produce these results. The following table illustrates the effect that changes in rates and volumes of earning assets and interest-bearing liabilities had on net interest income for the three months ended September 30, 1996 and 1995:


                   THREE MONTHS ENDED SEPTEMBER 30
                                                1996           1995
                                                ----           ----
(000S)
Interest Income (taxable equivalent)          $ 14,075       $ 13,330
Interest Expense                                 6,340          6,058
                                              --------       --------
          Net Interest Income                 $  7,735       $  7,272
                                              ========       ========

Average Volume:
          Interest-Earning Assets             $654,693       $608,686
          Interest-Bearing Liabilities         557,376        516,427
                                              --------       --------
               Net Differential               $ 97,317       $ 92,259
                                              ========       ========

Average Yields/Rates:
          Yield on Earning Assets                8.55%          8.69%
          Rate Paid on Liabilities               4.53%          4.65%
                                                 -----          -----

               Interest Spread                   4.02%          4.04%
                                                 -----          -----
               Net Interest Margin               4.70%          4.74%
                                                 =====          =====

               The change in net interest income (in thousands) is attributable to the following:

                                     VOLUME        RATE       INC/(DEC)
                                     ------        ----       ---------
Interest-Earning Assets               $967        $(222)        $745
Interest-Bearing Liabilities           448         (166)         282
                                      ----        -----         ----
          Net Interest Income         $519        $ (56)        $463
                                      ====        =====         ====

       Net income for the nine months ended September 30, 1996, was $7,086,157, an increase of 9.5% over the same period in 1995. Again, improved net interest income provided the majority of this increase. The following table illustrates the effect that changes in rates and volumes of earning assets and interest-bearing liabilities had on net interest income for the nine months ended September 30, 1996 and 1995:

                    NINE MONTHS ENDED SEPTEMBER 30
                                                  1996           1995
                                                  ----           ----
(000S)
Interest Income (taxable equivalent)            $ 41,359       $ 39,271
Interest Expense                                  18,702         17,736
                                                --------       --------
          Net Interest Income                   $ 22,657       $ 21,535
                                                ========       ========

Average Volume:
          Interest-Earning Assets               $645,290       $603,604
          Interest-Bearing Liabilities           550,952        515,971
                                                --------       --------
               Net Differential                 $ 94,338       $ 87,633
                                                ========       ========

Average Yields/Rates:
          Yield on Earning Assets                  8.56%          8.70%
          Rate Paid on Liabilities                 4.53%          4.60%
                                                   -----          -----




               Interest Spread                     4.03%          4.10%
                                                   -----          -----
               Net Interest Margin                 4.69%          4.77%
                                                   =====          =====

               The change in net interest income (in thousands) is attributable to the following:

                                      VOLUME        RATE       INC/(DEC)
                                      ------        ----       ---------
Interest-Earning Assets               $2,720       $(632)       $2,088
Interest-Bearing Liabilities           1,231        (265)          966
                                      ------       -----        ------
          Net Interest Income         $1,489       $(367)       $1,122
                                      ======       =====        ======

          Shoreline expensed $150,000 for the provision for loan losses in the third quarter of 1996, unchanged from the previous quarter. The provision for loan losses is based upon loan loss experience and other factors which, in management's judgment, deserve current recognition in maintaining an adequate allowance for loan losses.

          In the third quarter of 1996, total other income was $1,143,796, an increase of $88,042 from the previous quarter. Increased income from the sale of mortgage loans accounted for this increase. In comparison to the third quarter of 1995, total other income increased $213,662. Increased trust and service charge income as well as increased gains from the sale of mortgage loans and credit card fee income accounted for the increase in this comparison. For the nine months ended September 30, 1996, other income totaled $3,186,067, an increase of $124,103 or 4.1% over the same time period in 1995. This increase was produced by greater trust income and gains from the sale of securities offset by declines in credit card fee income and mortgage loan sales income.

          Total other expense was $5,166,958 during the third quarter of 1996. This compares to the previous quarter's total of $4,923,038. As previously noted, Shoreline incurred a one-time assessment of $302,000 on its approximately $57 million of deposits insured by the SAIF. This non-recurring charge was a result of legislation enacted to recapitalize the SAIF deposit insurance fund. Without this charge, other expense would have totaled $4,865,000, an actual decrease from the previous quarter of $58,000. Reduced personnel expense in the third quarter was the primary contributor toward this actual decline.
In comparison to the third quarter of 1995, total other expense increased $748,000. Increased FDIC expense due to the SAIF assessment was also the largest contributor to this increase. In addition, personnel, professional fees and advertising expense also contributed to the overall increase. For the nine months ended September 30, 1996, total other expense was $14,729,611, an increase of $554,596 from the previous year. Increased personnel, equipment and professional fee expenses were partially offset by a decline in FDIC insurance expense to cause this net increase.

          For the nine months ended September 30, 1996, Shoreline's ratio of total other expense to average assets was 2.85%. This is an improvement over the prior year's ratio of 2.93%. Over the same period of time, Shoreline's efficiency ratio has remained steady at approximately 57%.

          In summary, Shoreline's net income of $2,335,344 in the third quarter of 1996 produced a return on average shareholders' equity of 13.90% and a return on average assets of 1.33%. Without the one-time SAIF assessment, these ratios would have been approximately 15.08% and 1.44%, respectively. These compare to 1995's third quarter results of 15.20% and 1.42%, respectively. On a year-to-date basis, return on average shareholders' equity stands at 14.30% and return on average assets at 1.37% which compare to 1995 ratios of 14.48% and 1.34%, respectively. Earnings per share through September 30, 1996, was $1.28 and dividends per share was $.59. These compare to earnings per share and dividends per share through September 30, 1995, of $1.17 and $.50, respectively.

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

   27          Financial Data Schedule.

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


                              SHORELINE FINANCIAL CORPORATION
                              (Registrant)


Date November 14, 1996        /S/ DAN L. SMITH
                              Dan L. Smith
                              Chairman, President and Chief Executive
                              Officer


Date November 14, 1996        /S/ WAYNE R. KOEBEL
                              Wayne R. Koebel
                              Executive Vice President, Chief Financial
                              Officer, Secretary and Treasurer
                              (Principal Financial and Accounting
                              Officer)

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

   27           Financial Data Schedule.