Form 10-K
period 1996-12-31
SHORELINE FINANCIAL CORP
filed 1997-03-27
CIK 822697

================================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 1996

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

       Aggregate Market Value as of February 28, 1997:  $139,088,575

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock outstanding at February 28, 1997:  5,563,543 shares
                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference in Part II.
Portions of the registrant's definitive Proxy Statement for its May 1,
1997, annual meeting of shareholders are incorporated by reference in Part
III.
================================================================================

                                  PART I

ITEM 1.   BUSINESS

GENERAL

     Shoreline Financial Corporation ("Shoreline" or the "Corporation") is a bank holding company. Shoreline had assets at December 31, 1996, totaling $716.1 million, deposits of $616.5 million and shareholders' equity of $69.4 million.

     Shoreline's business is concentrated exclusively in the commercial banking industry segment. Shoreline's primary subsidiary, Shoreline Bank, offers individuals, businesses, institutions and government agencies a full range of commercial banking services, including:

          -    Time, savings and demand deposits

          -    Commercial, consumer and real estate financing

          -    Bank credit cards

          -    Trust services

          -    Investment services

          -    Safe deposit services

          -    Automated transaction machine services

          -    Electronic and telephone banking services

          -    Other banking services

     On November 7, 1996, Shoreline announced it had signed a plan of merger under which SJS Bancorp, Inc. would merge with and into Shoreline. SJS Bancorp, Inc. is a holding company with assets of approximately $150 million and is the parent company of SJS Federal Savings Bank, which provides banking services through its main office in St. Joseph, Michigan and branches in South Haven and Stevensville, Michigan. Completion of the transaction is subject to regulatory approvals and other customary conditions and is anticipated to be consummated during the second quarter of 1997.

     The business of Shoreline is mildly seasonal due to the recreational and agricultural components of the local economy. No material part of the business of Shoreline and its subsidiary is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on Shoreline.

     Shoreline's principal markets for financial services are the communities in which Shoreline Bank is located and the areas immediately surrounding these communities. Shoreline serves these markets through 25 offices located in southwestern Michigan. Shoreline has no material foreign assets or income.

     The principal source of revenue for Shoreline is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 74.5% of Shoreline's total revenues in 1996, 73.7% of Shoreline's total revenues in 1995, and 73.2% in 1994. Interest on investment securities accounted for 16.6% of Shoreline's total revenues in 1996, 17.4% in 1995, and 16.2% in 1994. See the Consolidated Financial Statements incorporated by reference in Item 8 of this report for more information about the revenues, profits and assets of Shoreline.

     Shoreline and Shoreline Bank employed approximately 325 persons at December 31, 1996.

COMPETITION

     The business of banking is highly competitive. Banks face significant competition from other commercial banks and, in some product lines, savings and loan associations, credit unions, finance companies, insurance companies and investment and brokerage firms. The principal forms of competition for financial services are price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and the convenience and quality of services rendered to customers.

SUPERVISION AND REGULATION

     Banks and bank holding companies are extensively regulated. Shoreline Bank is chartered under state law and is supervised, examined and regulated by both the Financial Institutions Bureau of the Michigan Department of Consumer and Industry Services and the Federal Deposit Insurance Corporation ("FDIC"). Shoreline is regulated by the Federal Reserve System. The business activities of Shoreline Bank are significantly limited in a number of respects by federal and state laws governing banks. Deposits of Shoreline Bank are insured by the FDIC to the extent provided by law. Prior approval of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), and in some cases various other government agencies, will be required for Shoreline to acquire control of any additional banks or other operating subsidiaries.

     Shoreline is a legal entity separate and distinct from Shoreline Bank. There are legal limitations on the extent to which Shoreline Bank can lend or otherwise supply funds to Shoreline. In addition, payment of dividends to Shoreline from Shoreline Bank is subject to various state and federal regulatory limitations.

     Under Federal Reserve policy, Shoreline is expected to act as a source of financial strength to Shoreline Bank and to commit resources to support it. Under federal law, the FDIC also has authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semiannual assessment rates on Bank Insurance Fund ("BIF") member banks to maintain the BIF at the designated reserve ratio required by law.

     Banks are subject to a number of federal and state laws and regulations which have a material impact upon their business. These include, among others, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, electronic funds transfer laws, redlining laws, antitrust laws, environmental laws and privacy laws. The instruments of monetary policy of authorities, such as the Federal Reserve System, may be used to influence the growth and distribution of bank loans, investments and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") substantially changed the geographic constraints applicable to the banking industry. Effective September 29, 1995, the Riegle-Neal Act allows bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law. Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Act also allows banks to establish interstate branch networks through acquisitions of other banks. The establishment of DE NOVO interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997.

     Michigan exercised its right to opt-in early to the Riegle-Neal Act, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. Effective November 29, 1995, the Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner of the Financial Institutions Bureau, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity,
(3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by

FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

     The nature of the business of Shoreline Bank is such that it holds title, on a temporary or permanent basis, to a number of parcels of real property. These include properties owned for branch offices and other business purposes as well as properties taken in or in lieu of foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of clean up of contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property.

     Additional statistical information describing the business of Shoreline appears on the following pages and in Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in Item 7 of this report and the Selected Financial Data incorporated by reference in Item 6 of this report.


AVERAGE CONSOLIDATED BALANCE SHEETS/INTEREST RATES

The following table presents interest income from average earning assets, expressed in dollars and yields on a fully tax equivalent basis at 34%, and interest expense on average interest-bearing liabilities expressed in dollars and rates.

----------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31 (IN THOUSANDS)              1996                           1995                            1994
----------------------------------------------------------------------------------------------------------------------------------
                                       AVERAGE            AVERAGE     AVERAGE               AVERAGE   AVERAGE              AVERAGE
                                       BALANCE   INTEREST   RATE      BALANCE    INTEREST    RATE     BALANCE    INTEREST   RATE
                                       --------------------------   ------------------------------   -----------------------------
INTEREST-EARNING ASSETS
   Interest-earnings deposits          $  9,214   $   480    5.21%   $      83   $     3    3.61%
   Federal funds sold                     8,066       424    5.26%      15,187       889    5.85%   $  13,766    $   571    4.15%
   Securities:
      Taxable                           105,229     7,358    6.99%      99,814     6,774    6.79%      91,497      5,038    5.51%
      Tax-exempt <F2>                    37,691     3,577    9.49%      43,924     4,040    9.20%      42,808      4,079    9.53%
   Loans - net of unearned
      income <F1><F2>                   490,200    43,835    8.94%     447,329    40,657    9.09%     428,478     35,717    8.34%
                                       --------   -------            ---------   -------            ---------    -------
      Total interest-earning assets     650,400    55,674    8.56%     606,337    52,363    8.64%     576,549     45,405    7.88%
                                                  -------                        -------                         -------

NON-EARNING ASSETS
   Cash and due from banks               28,606                         27,337                         28,864
   Other assets                          21,800                         20,404                         20,786
   Allowance for loan losses             (6,764)                        (6,309)                        (5,769)
                                       --------                      ---------                      ---------
      Total assets                     $694,042                      $ 647,769                      $ 620,430
                                       ========                      =========                      =========
INTEREST-BEARING LIABILITIES
   Demand deposits                     $ 86,450     2,275    2.63%   $  70,587     1,745    2.47%   $  59,816        877    1.47%
   Savings deposits                     169,959     5,729    3.37%     183,480     7,113    3.88%     183,885      5,549    3.02%
   Time deposits                        279,235    16,234    5.81%     254,338    14,594    5.74%     248,522     11,950    4.81%
   Short-term borrowed funds              5,327       216    4.05%       3,468       143    4.12%       2,702         87    3.22%
   FHLB advances                         13,800       731    5.30%       5,000       252    5.04%       5,000        252    5.04%
                                       --------   -------            ---------   -------            ---------    -------
      Total interest-bearing
        liabilities                     554,771    25,185    4.54%     516,873    23,847    4.61%     499,925     18,715    3.74%
                                                  -------                        -------                         -------
NON-INTEREST-BEARING LIABILITIES
   Demand deposits                       68,621                         66,181                         62,591
   Other Liabilities                      3,988                          4,453                          2,628
   Shareholders' equity                  66,662                         60,262                         55,286
                                       --------                      ---------                      ---------
      Total liabilities and
        shareholders' equity           $694,042                      $ 647,769                      $ 620,430
                                       ========                      =========                      =========
NET INTEREST INCOME                               $30,489                        $28,516                         $26,690
                                                  =======                        =======                         =======
NET INTEREST INCOME AS A PERCENTAGE
   OF INTEREST-EARNING ASSETS                                4.69%                          4.70%                           4.63%
                                                             ====                           ====                            ====

<F1> Nonaccrual loans are included in the daily average loans outstanding for purposes of this calculation.  See Note 1 to the
     Consolidated Financial Statements regarding recognition of loan fee income. Included in interest on loans are fees in the amount of $667,000, $471,000 and $506,000 in 1996, 1995 and 1994, respectively.
<F2> Yields are computed on a fully tax-equivalent basis using a federal income tax rate of 34 percent in all years presented.

LOANS

The following table summarizes year-end totals for the major categories of Shoreline's total loan portfolio for the last five years.

                                                                          DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------------
                                    1996                 1995                1994                1993                1992
----------------------------------------------------------------------------------------------------------------------------------
                                        % of                 % of                % of                % of                % of
(IN THOUSANDS)                 AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL
--------------------------   ------------------  ------------------  ------------------  ------------------  ---------------------
Commercial, financial and
   agricultural              $ 211,953   42.34%  $ 191,437   41.08%  $ 179,850   41.20%  $ 166,745   40.31%  $ 161,787   45.61%
Real estate mortgage           214,201   42.79%    194,784   41.80%    175,912   40.30%    156,509   37.83%    114,453   32.26%
Real estate construction        10,243    2.05%     18,704    4.01%     26,679    6.11%     27,337    6.61%     25,618    7.22%
Consumer                        64,194   12.82%     61,070   13.11%     54,088   12.39%     63,102   15.25%     52,882   14.91%
                             ---------  ------   ---------  ------   ---------  ------   ---------  ------   ---------  ------
   Total loans               $ 500,591  100.00%  $ 465,995  100.00%  $ 436,529  100.00%  $ 413,693  100.00%  $ 354,740  100.00%
                             =========  ======   =========  ======   =========  ======   =========  ======   =========  ======

LOAN MATURITY

The following table summarizes the maturity distribution and interest rate sensitivity of the loan portfolio, excluding real estate mortgage and consumer loans.

                                          DECEMBER 31, 1996                                  DECEMBER 31, 1995
--------------------------------------------------------------------------------------------------------------------------
                               DUE IN ONE     DUE IN ONE     DUE AFTER            DUE IN ONE     DUE IN ONE     DUE AFTER
(IN THOUSANDS)                YEAR OR LESS   TO FIVE YEARS   FIVE YEARS          YEAR OR LESS   TO FIVE YEARS   FIVE YEARS
--------------------------    -----------------------------------------          -----------------------------------------
Commercial, financial and
   agricultural                 $ 30,723       $ 139,352     $ 41,878               $ 35,243      $ 114,181      $ 42,013
Real estate construction           6,933           1,195        2,115                 12,259          3,652         2,793
                                --------       ---------     --------               --------      ---------      --------
    Total                       $ 37,656       $ 140,547     $ 43,993               $ 47,502      $ 117,833      $ 44,806
                                ========       =========     ========               ========      =========      ========
Loans due after one year:
   with fixed rates                            $  84,803     $ 12,818                             $  51,743      $ 10,933
                                               =========     ========                             =========      ========
   with floating rates                         $  55,744     $ 31,175                             $  66,090      $ 33,873
                                               =========     ========                             =========      ========

ALLOWANCE ALLOCATION

The following table summarizes management's allocation of the allowance for loan losses over the past five years. The amounts indicated for each loan type include amounts allocated for specific loans as well as general allocations.

----------------------------------------------------------------------------------------------------------------------------------
                         DECEMBER 31, 1996        DECEMBER 31, 1995     DECEMBER 31, 1994    DECEMBER 31, 1993   DECEMBER 31, 1992
----------------------------------------------------------------------------------------------------------------------------------
                                       PERCENT              PERCENT              PERCENT            PERCENT               PERCENT
                                       OF LOANS             OF LOANS             OF LOANS           OF LOANS              OF LOANS
                                       IN EACH              IN EACH              IN EACH            IN EACH               IN EACH
                                       CATEGORY             CATEGORY             CATEGORY           CATEGORY              CATEGORY
                                       TO TOTAL             TO TOTAL             TO TOTAL           IN TOTAL              IN TOTAL
(IN THOUSANDS)              ALLOWANCE   LOANS    ALLOWANCE   LOANS    ALLOWANCE   LOANS   ALLOWANCE   LOANS    ALLOWANCE   LOANS
--------------------------  ------------------------------------------------------------------------------------------------------
Commercial, financial and
  agricultural               $  2,491   42.34%   $  2,361    41.08%   $  2,044    41.20%   $  2,112    40.31%   $ 2,003     45.61%
Real estate mortgage              743   42.79%        698    41.80%        559    40.30%        423    37.83%       317     32.26%
Real estate construction          115    2.05%        107     4.01%        100     6.11%        106     6.61%        75      7.22%
Consumer                        1,166   12.82%      1,111    13.11%        995    12.39%      1,103    15.25%       845     14.91%
Unallocated                     2,380               2,323                2,254                 1,842              1,326
                             --------  ------    --------   ------    --------   ------    --------   ------    -------    ------
                             $  6,895  100.00%   $  6,600   100.00%   $  5,952   100.00%   $  5,586   100.00%   $ 4,566    100.00%
                             ========  ======    ========   ======    ========   ======    ========   ======    =======    ======

ALLOWANCE ACTIVITY

The following table summarizes loan and allowance information for each period shown.

                                                                DECEMBER 31,
---------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                        1996           1995           1994           1993           1992
---------------------------------------------------------------------------------------------------------
Loans outstanding, end
  of period                          $500,591       $465,995       $436,529       $413,693       $354,740
                                     ========       ========       ========       ========       ========

Daily average of loans
  outstanding for the
  period                             $490,200       $447,329       $428,478       $385,138       $351,168
                                     ========       ========       ========       ========       ========

Allowance for loan losses,
  balance at beginning
  of period                          $  6,600       $  5,952       $  5,586       $  4,566       $  3,834
                                     --------       --------       --------       --------       --------

Charge-offs:
  Commercial, financial
    and agricultural                      240            151            391            186            437
  Real estate mortgage                     35             70            105             84              2
  Real estate construction                  0              0              0              0              0
  Consumer                                318            271            517            332            392
                                     --------       --------       --------       --------       --------
    Total charge-offs                     593            492          1,013            602            831
                                     --------       --------       --------       --------       --------

Recoveries:
  Commercial, financial
    and agricultural                       97            200            367            107             55
  Real estate mortgage                     57             14              0              1              0
  Real estate construction                  0              0              0              0              0
  Consumer                                134            176            262            134            128
                                     --------       --------       --------       --------       --------
    Total recoveries                      288            390            629            242            183
                                     --------       --------       --------       --------       --------
      Net charge-offs                     305            102            384            360            648
                                     --------       --------       --------       --------       --------
Provision charged to
  income                                  600            750            750          1,380          1,380
                                     --------       --------       --------       --------       --------

Balance at end of period             $  6,895       $  6,600       $  5,952       $  5,586       $  4,566
                                     ========       ========       ========       ========       ========

Key Ratios:
Net charge-offs to
  average loans                         0.06%          0.02%          0.09%          0.09%          0.18%
Recoveries to total
  charge-offs                          48.57%         79.27%         62.09%         40.20%         22.02%

Allowance to total loans
  at end of period                      1.38%          1.42%          1.36%          1.35%          1.29%
Allowance to total non-
  performing loans at end
  of period                           423.52%        458.65%        358.55%        126.78%         98.13%
Provision to average loans              0.12%          0.17%          0.17%          0.36%          0.39%

The provision for loan losses is the amount added to the allowance for loan losses to absorb losses that are currently anticipated. The amount of the loan loss provision is based on loan loss experience and such other factors which, in management's judgment, deserve current recognition in maintaining an adequate allowance for loan losses. These factors include, but are not limited to, a review of current economic conditions as they relate to loan collectibility and reviews of specific loans to evaluate their collectibility.

MATURITY ANALYSIS

The following tables set forth the maturities and weighted average interest rates of Shoreline's securities as of December 31, 1996.

AVAILABLE FOR SALE
                                                          MATURING
---------------------------------------------------------------------------------------------------------------------------
                                                            AFTER ONE BUT          AFTER FIVE BUT
                                   WITHIN ONE YEAR        WITHIN FIVE YEARS       WITHIN TEN YEARS        AFTER TEN YEARS
(IN THOUSANDS)                    AMOUNT      YIELD       AMOUNT      YIELD       AMOUNT      YIELD       AMOUNT     YIELD
---------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and agencies       $ 6,053      6.69%      $12,191      6.79%      $19,270      7.37%      $     0        N/A
States and political sub-
  divisions <F1>                   3,628     10.66%        9,074     10.41%        9,775      9.63%        7,417      8.61%
Mortgage-backed
  securities:  <F2>
  U.S. Government
    agencies                       3,082      7.45%       11,742      7.42%        3,069      7.44%          924      6.04%
  Collateralized mortgage
    obligations                    1,222      9.17%           68      7.89%            0        N/A            0        N/A
Other securities                       0        N/A            0        N/A            0        N/A        2,739      7.81%
                                 -------                 -------                 -------                 -------
    Total                        $13,985      8.11%      $33,075      8.01%      $32,114      8.07%      $11,080      8.19%
                                 =======                 =======                 =======                 =======

HELD TO MATURITY
                                                          MATURING
---------------------------------------------------------------------------------------------------------------------------
                                                            AFTER ONE BUT          AFTER FIVE BUT
                                   WITHIN ONE YEAR        WITHIN FIVE YEARS       WITHIN TEN YEARS        AFTER TEN YEARS
(IN THOUSANDS)                    AMOUNT      YIELD       AMOUNT      YIELD       AMOUNT      YIELD       AMOUNT     YIELD
---------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and agencies       $     0        N/A      $ 4,000      7.48%      $11,000      7.56%      $     0        N/A
States and political sub-
  divisions <F1>                   1,845     12.04%        1,343     11.40%        1,046      9.57%        3,430      9.74%
Mortgage-backed
  securities:  <F2>
  U.S. Government
    agencies                       3,468      7.58%       14,705      7.37%        3,956      7.38%            0        N/A
  Collateralized mortgage
    obligations                    1,037      7.44%          751      7.63%            0        N/A            0        N/A
Other securities                   1,002      7.65%            0        N/A            0        N/A            0        N/A
                                 -------                 -------                 -------                 -------
    Total                        $ 7,352      8.69%      $20,799      7.66%      $16,002      7.65%      $ 3,430      9.74%
                                 =======                 =======                 =======                 =======


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

TIME DEPOSITS $100,000 OR MORE
The time remaining until maturity of time certificates of deposit $100,000 or more at December 31, 1996 is as follows:

----------------------------------------------
TIME UNTIL MATURITY             (IN THOUSANDS)
----------------------------------------------
Three months or less                   $34,553
Over three through six months           14,180
Over six through twelve months          11,964
Over twelve months                      17,055
                                       -------
     Total                             $77,752
                                       =======

ITEM 2.   PROPERTIES

     Shoreline maintains its offices and conducts its operations from the principal banking office of Shoreline Bank in Benton Harbor, Michigan. Shoreline Bank's principal office is located at 823 Riverview Drive, Benton Harbor, Michigan. This location encompasses approximately 21,000 square feet on three floors, all of which are occupied by Shoreline Bank and Shoreline Financial Corporation. Shoreline Bank owns the premises occupied by all but one of its 25 branch offices.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The information under the caption "Common Stock Information" on page 8 and under the subheading "Cash Dividends" on page 18 of Shoreline's annual report to shareholders for the year ended December 31, 1996, is here incorporated by reference.


ITEM 6.   SELECTED FINANCIAL DATA

     The information under the caption "Financial Highlights" in Shoreline's annual report to shareholders for the year ended December 31, 1996, is here incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all subheadings on pages 9 through 18 of Shoreline's annual report to shareholders for the year ended December 31, 1996, is here incorporated by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, notes and report of the independent auditors on pages 19 through 37 of Shoreline's annual report to shareholders for the year ended December 31, 1996, are here incorporated by reference.

     The information under the caption "Quarterly Financial Data" on 8 of Shoreline's annual report to shareholders for the year ended December 31, 1996, is here incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive Proxy Statement for its May 1, 1997, annual meeting of shareholders is here incorporated by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Compensation of Executive Officers and Directors" in the Registrant's definitive Proxy Statement for its May 1, 1997, annual meeting of shareholders is here incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Voting Securities" in the Registrant's definitive Proxy Statement for its May 1, 1997, annual meeting of shareholders is here incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" in the Registrant's definitive Proxy Statement for its May 1, 1997, annual meeting of shareholders is here incorporated by reference.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) FINANCIAL STATEMENTS. The following financial statements and independent auditors' report of Shoreline Financial Corporation and its subsidiary are filed as part of this report:

          Consolidated Balance Sheets--December 31, 1996 and 1995

          Consolidated Statements of Income for the years ended
          December 31, 1996, 1995 and 1994

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

          Report of Independent Auditors dated February 14, 1997

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

NUMBER                             EXHIBIT

 10(a) Form of Indemnity Agreement. Previously filed as Exhibit 10(d) to the Registrant's Form S-4 Registration Statement filed September 25, 1987. Here incorporated by reference.

 10(b) Employment Agreements.<F*> Previously filed as Exhibit 10(b) to the Registrant's 1995 Form 10-K Annual Report filed March 28, 1996. Here incorporated by reference.

 10(c) 1989 Stock Option Plan.<F*> Previously filed as Exhibit 28 to the Registrant's Form S-8 Registration Statement filed May 31, 1989. Here incorporated by reference.

 10(d)       Deferred Compensation Agreements.<F*>  Previously filed as
             Exhibit 10(e) to the Registrant's 1991 Form 10-K Annual Report filed March 27, 1992. Here incorporated by reference.

 10(e)       Bonus Program-1996.<F*>

 10(f) Stock Incentive Plan of 1996.<F*> Previously filed as an appendix to the Registrant's definitive proxy statement for its May 1, 1996, annual meeting of shareholders. Here incorporated by reference.

 10(g)       Directors' Deferred Compensation Plan.<F*>

 11 Statement Regarding Computation of Earnings per Common Share. The computation of earnings per common share is fully described in Note 1 to the Consolidated Financial Statements incorporated by reference in Item 8 of this report.

 13          Annual Report to Shareholders of Shoreline Financial
             Corporation for the year ended December 31, 1996.

 21 List of Subsidiaries. Previously filed as Exhibit 21 to the Registrant's 1994 Form 10-K Annual Report filed March 29, 1995. Here incorporated by reference.

 23          Consent of Independent Auditors.

 24          Powers of Attorney.

 27          Financial Data Schedule.

_________________________________

<F*> These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

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


                                   SHORELINE FINANCIAL CORPORATION
                                   (Registrant)


Date:  March 26, 1997                   By /S/ DAN L. SMITH
                                          Dan L. Smith
                                          Chairman, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 26, 1997                          /S/ LOUIS A. DESENBERG*
                                        Louis A. Desenberg
                                        Director


March 26, 1997                          /S/ MERLIN J. HANSON*
                                        Merlin J. Hanson
                                        Director


March 26, 1997                          /S/ THOMAS T. HUFF*
                                        Thomas T. Huff
                                        Director


March __, 1997                          ___________________________
                                        Ronald F. Kinney
                                        Director


March 26, 1997                          /S/ JAMES E. LEBLANC*
                                        James E. LeBlanc
                                        Director


March 26, 1997                          /S/ L. RICHARD MARZKE*
                                        L. Richard Marzke
                                        Director


March 26, 1997                          /S/ JAMES F. MURPHY*
                                        James F. Murphy
                                        Director


March 26, 1997                          /S/ DAN L. SMITH
                                        Dan L. Smith
                                        Chairman, President, Chief
                                          Executive
                                          Officer and Director (Principal
                                          Executive Officer)

March __, 1997                          ___________________________
                                        Robert L. Starks
                                        Director


March 26, 1997                          /S/ JEFFERY H. TOBIAN*
                                        Jeffery H. Tobian
                                        Director


March 26, 1997                          /S/ HARRY C. VORYS*
                                        Harry C. Vorys
                                        Director


March __, 1997                          ___________________________
                                        Ronald L. Zile
                                        Director


March 26, 1997                          /S/ WAYNE R. KOEBEL
                                        Wayne R. Koebel
                                        Executive Vice President, Chief
                                          Financial Officer, Secretary and
                                          Treasurer (Principal Financial
                                          and Accounting Officer)


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

10(b) Employment Agreements.<F*> Previously filed as Exhibit 10(b) to the Registrant's 1995 Form 10-K Annual Report filed March 28, 1996. Here incorporated by reference.

10(c) 1989 Stock Option Plan.<F*> Previously filed as Exhibit 28 to the Registrant's Form S-8 Registration Statement filed May 31, 1989. Here incorporated by reference.

10(d)     Deferred Compensation Agreements.<F*>  Previously filed as
          Exhibit 10(e) to the Registrant's 1991 Form 10-K Annual
          Report filed March 27, 1992. Here incorporated by reference.

10(e)     Bonus Program-1996.<F*>

10(f) Stock Incentive Plan of 1996.<F*> Previously filed as an appendix to the Registrant's definitive proxy statement for its May 1, 1996, annual meeting of shareholders. Here incorporated by reference.

10(g)     Directors' Deferred Compensation Plan.<F*>

11 Statement Regarding Computation of Earnings per Common Share. The computation of earnings per common share is fully described in Note 1 to the Consolidated Financial Statements incorporated by reference in Item 8 of this report.

13        Annual Report to Shareholders of Shoreline Financial
          Corporation for the year ended December 31, 1996.

21 List of Subsidiaries. Previously filed as Exhibit 21 to the Registrant's 1994 Form 10-K Annual Report filed March 29, 1995. Here incorporated by reference.

23        Consent of Independent Auditors.

24        Powers of Attorney.

27        Financial Data Schedule.
________________________________

<F*> These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.