Form 10-Q
period 1997-03-31
SHORELINE FINANCIAL CORP
filed 1997-05-15
CIK 822697

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                        __________________________

                                 FORM 10-Q

__X__  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


_____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

                        Commission File No. 0-16444

                      SHORELINE FINANCIAL CORPORATION
          (Exact Name of Registrant as Specified in its Charter)

                MICHIGAN                              38-2758932
     (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
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

                    Yes __X__       No _____

As of April 30, 1997, there were 5,603,718 issued and outstanding shares of the Registrant's Common Stock.

                      SHORELINE FINANCIAL CORPORATION

                                 FORM 10-Q

                                   INDEX

                                                                      PAGE
                                                                     NUMBER

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets,
          March 31, 1997, and December 31, 1996                        3-4

          Condensed Consolidated Statements of Income,
          Three Months Ended March 31, 1997 and 1996                     5

          Condensed Consolidated Statements of Cash Flows,
          Three Months Ended March 31, 1997 and 1996                   6-7

          Notes to Condensed Consolidated Financial Statements        8-10


     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations           11-15


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                          16


SIGNATURES                                                              17

                      PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SHORELINE FINANCIAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                                                  MARCH 31,         DECEMBER 31,
                                                                    1997               1996
                                                                ------------        ------------
                                                                (unaudited)
ASSETS
  Cash and due from banks                                       $ 37,740,900        $ 38,266,519
  Interest-earning deposits                                       27,172,520          18,142,151
  Federal funds sold                                               8,150,000           5,150,000
                                                                ------------        ------------
     Total cash and cash equivalents                              73,063,420          61,558,670
  Securities held to maturity
     (fair values of $48,449,269 and
     $48,588,454 on March 31, 1997 and
     December 31, 1996, respectively)                             47,831,788          47,582,337
  Securities available for sale (carried at fair value)           99,098,564          90,254,236

  Total loans                                                    499,761,522         500,591,353
  Less allowance for loan losses                                   6,875,075           6,894,945
                                                                ------------        ------------
     Net loans                                                   492,886,447         493,696,408

  Premises and equipment, net                                     11,084,160          10,975,483
  Other assets                                                    12,995,188          12,027,685
                                                                ------------        ------------
     Total Assets                                               $736,959,567        $716,094,819
                                                                ============        ============

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities
  Deposits:
     Non interest-bearing                                       $ 69,431,471        $ 74,142,067
     Interest-bearing                                            562,409,819         542,335,458
                                                                ------------        ------------
       Total deposits                                            631,841,290         616,477,525

  Securities sold under agreements to repurchase                   6,387,242           7,166,563
  Other liabilities                                                5,165,346           5,032,529
  FHLB advances                                                   23,000,000          18,000,000
                                                                ------------        ------------
     Total Liabilities                                           666,393,878         646,676,617
                                                                ------------        ------------

                      SHORELINE FINANCIAL CORPORATION
                  CONSOLIDATED BALANCE SHEETS - CONTINUED
                                                                  MARCH 31,         DECEMBER 31,
                                                                    1997               1996
                                                                ------------        ------------
                                                                (unaudited)
Shareholders' Equity
  Common Stock:
     10,000,000 shares authorized;
     5,603,718 and 5,555,672 shares issued
     at March 31, 1997 and December 31, 1996,
     respectively
  Additional Paid-in Capital                                      57,306,358          56,388,553
  Stock Incentive Plan (unearned shares)                            (586,040)
  Unrealized gain on securities
     available for sale, net                                         825,296           1,378,327
  Retained earnings                                               13,020,075          11,651,322
                                                                ------------        ------------
     Total Shareholders' Equity                                   70,565,689          69,418,202
                                                                ------------        ------------
     Total Liabilities & Shareholders' Equity                   $736,959,567        $716,094,819
                                                                ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

                      SHORELINE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                         -------------------------------
                                                             1997                1996
                                                         -----------         -----------
INTEREST INCOME
 Loans, including fees                                   $10,962,075         $10,646,740
 Securities                                                2,494,778           2,419,061
 Deposits with banks                                         294,923              46,514
 Federal funds sold                                          126,686              86,665
                                                         -----------         -----------
   Total interest income                                  13,878,462          13,198,980
                                                         -----------         -----------

INTEREST EXPENSE
 Deposits                                                  6,240,586           6,040,498
 Other                                                       321,181             131,237
                                                         -----------         -----------
   Total interest expense                                  6,561,767           6,171,735
                                                         -----------         -----------

NET INTEREST INCOME                                        7,316,695           7,027,245
 Provision for loan losses                                   120,000             150,000
                                                         -----------         -----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                 7,196,695           6,877,245
                                                         -----------         -----------

OTHER INCOME
 Service charges on deposit accounts                         467,711             417,732
 Trust fees                                                  403,048             372,688
 Securities gains                                             35,301              70,639
 Other                                                       282,831             146,044
                                                         -----------         -----------
   Total other income                                      1,188,891           1,007,103
                                                         -----------         -----------







OTHER EXPENSES
 Personnel                                                 2,693,344           2,641,562
 Occupancy                                                   360,273             345,847
 Equipment                                                   498,801             474,016
 Other                                                     1,296,821           1,174,365
                                                         -----------         -----------
   Total other expense                                     4,849,239           4,635,790
                                                         -----------         -----------

INCOME BEFORE INCOME TAXES                                 3,536,347           3,248,558
 Federal income tax expense                                  994,000             891,000
                                                         -----------         -----------

NET INCOME                                               $ 2,542,347         $ 2,357,558
                                                         ===========         ===========
EARNINGS PER SHARE                                       $       .46         $       .43
                                                         ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      SHORELINE FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                         -------------------------------
                                                             1997                1996
                                                         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $ 2,542,347         $ 2,357,558
Adjustments to reconcile net income to net cash
from operating activities:
 Depreciation and amortization                               384,259             369,826
 Provision for loan losses                                   120,000             150,000
 Net amortization and accretion on securities                 80,999             179,172
 Amortization of goodwill and related core
   deposit intangibles                                        64,069              70,583
 Stock incentive expense                                      20,210
 Gains on sales and calls of securities                      (35,301)            (70,638)
 Increase in other assets                                   (746,677)         (1,646,259)
 Increase in other liabilities                               132,817           1,710,881
                                                         -----------         -----------
NET CASH FROM OPERATING ACTIVITIES                         2,562,723           3,121,123
                                                         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (increase)/decrease in loans                            689,961         (17,458,325)
 Securities available for sale:
   Purchase                                              (12,725,693)         (4,952,814)
   Proceeds from sale                                        455,608             701,131
   Proceeds from maturities, calls and principal
     reductions                                            2,561,901           6,121,737
 Securities held to maturity:
   Purchase                                               (3,000,000)         (3,115,665)
   Proceeds from maturities, calls and principal
     reductions                                            2,730,781           2,272,673
 Premises and equipment expenditures                        (492,936)           (457,883)
                                                         -----------         -----------
NET CASH FROM INVESTING ACTIVITIES                        (9,780,378)        (16,889,146)
                                                         -----------         -----------

                      SHORELINE FINANCIAL CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                (UNAUDITED)
                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                  ------------------------------
                                                                      1997               1996
                                                                  -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                          15,363,765         11,086,939
 Net decrease in short-term borrowing                                (779,321)        (1,117,609)
 Proceeds from FHLB advances                                        9,000,000          7,000,000
 Repayment of FHLB advances                                        (4,000,000)
 Dividends paid                                                    (1,173,594)        (1,051,070)
 Proceeds from shares issued                                          311,555            224,310
 Payments to retire common stock                                                        (354,726)
                                                                  -----------        -----------
NET CASH FROM FINANCING ACTIVITIES                                 18,722,405         15,787,844
                                                                  -----------        -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                            11,504,750          2,019,821
 Cash and Cash Equivalents at Beginning of Year                    61,558,670         42,760,198
                                                                  -----------        -----------
 Cash and Cash Equivalents at March 31                            $73,063,420        $44,780,019
                                                                  ===========        ===========

CASH PAID DURING THE YEAR FOR:
 Interest                                                         $ 6,554,346        $ 6,152,866
 Income Taxes                                                     $         0        $   170,000

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
 Shares issued under stock incentive plan in the amount of $606,250.


The accompanying notes are an integral part of these consolidated financial statements

                      SHORELINE FINANCIAL CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of Regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Shoreline Financial Corporation as of March 31, 1997 and December 31, 1996, and the results of its operations for the three months ended March 31, 1997 and 1996, and its cash flows for the three months then ended. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in Shoreline's Annual Report on Form 10-K for the year ended December 31, 1996.

          The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."
This pronouncement revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. SFAS No. 125, as amended by SFAS No. 127, is effective for some transactions in 1997 and others in 1998. The effect of adopting this standard was not material to the consolidated financial statements of Shoreline Financial Corporation.

          In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which revises the accounting requirements for calculating earnings per share. Effective beginning with year-end 1997, basic earnings per share will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As the Corporation has not had significant dilution from stock options, the new calculation methods will not significantly affect future basic earnings per share and diluted earnings per share.

PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of Shoreline Financial Corporation and its wholly owned sub-sidiary, Shoreline Bank, together referred to as "Shoreline." All material intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

          Securities are classified into held to maturity, available for sale and trading categories. Held to maturity securities are those which Shoreline has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available for sale securities are those which Shoreline may decide to sell if needed for liquidity, asset-liability management or other reasons. Available for sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains or losses included in earnings. Shoreline did not hold any securities considered for this category at any time during the first quarter of 1997.

          Realized gains or losses are determined based on the amortized cost of the specific security sold.

          During the three month period ended March 31, 1997, the proceeds from sales of available for sale securities were $455,608, with gross realized gains of $28,701 from those sales. For this period, net unrealized holding gains on available for sale securities were $825,000, a decrease of $838,000. There were no sales or transfers of securities classified as held to maturity.

INTANGIBLE ASSETS

          Goodwill represents the excess of the purchase price over the net value of tangible assets acquired and related core deposit intangibles identified in branch acquisitions. Goodwill is being amortized on a straight-line basis for a period of ten years. The related core deposit intangibles are amortized on an accelerated basis over the estimated life of the deposits acquired. Goodwill and core deposit intangibles totaled approximately $2,313,000 and $2,377,000 at March 31, 1997 and December 31, 1996, respectively. These amounts are included in Other Assets in the accompanying balance sheets.

INCOME TAXES

          Income tax expense for the quarters ended March 31, 1997 and 1996 is based upon the asset and liability method. Shoreline records income tax expense based on the amount of taxes due on its tax return plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted rates.

EARNINGS PER SHARE

          Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares with a dilutive effect. Common equivalent shares are shares which may be issuable to employees upon exercise of outstanding stock options. The average number of shares used in this calculation was 5,580,104 in the three months ended March 31, 1997 and 5,511,548 in the three months ended March 31, 1996.


NOTE  2 - INCOME TAXES

Components of the provision for federal income taxes are as follows:

                                                 MARCH 31, 1997
                                                 --------------
Taxes currently payable                             $750,000
Deferred tax expense                                 244,000
                                                    --------
 Income Tax Expense                                 $994,000
                                                    ========

The deferred income taxes are due primarily to the temporary difference related to depreciation, bad debt deductions, mark-to-market of securities held for sale and deferred loan fees.

The difference between the provision for income taxes shown on the statement of income and amounts computed by applying the statutory federal income tax rate to income before tax expense is as follows:

                                                            MARCH 31, 1997
                                                            --------------
Income tax calculated at statutory federal rate of 34%        $1,202,000
Increase (decrease) due to tax effect of
 Tax-exempt income                                              (218,000)
 Nondeductible expense and other                                  10,000
                                                              ----------
 Income Tax Expense                                           $  994,000
                                                              ==========

The components of the net deferred tax asset recorded in the balance sheet as of March 31, 1997 are as follows:

Total deferred tax liabilities                                $ (892,000)
Total deferred tax assets                                      3,290,000
Total valuation allowance                                              0
                                                              ----------
 Net Deferred Tax Asset                                       $2,398,000
                                                              ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          On March 31, 1997, total deposits were $631.8 million, up $15.4 million from December 31, 1996. Total deposits averaged $619.3 million during the first quarter of 1997, an increase of $6.3 million over the previous quarter's average of $613.0 million. A comparison of the quarterly averages for the past two quarters follows:

                                                AVG BAL        AVG BAL
                                               1ST QTR 97     4TH QTR 96
                                               ----------     ----------
(000s)
Non-Interest Bearing Demand Deposits            $ 66,883       $ 70,978
Interest-Bearing Demand Deposits                 101,672         92,809
Savings Deposits                                 158,222        160,493
Time Deposits                                    292,693        288,731
                                                --------       --------
  Total                                         $619,470       $613,011
                                                ========       ========

       Shoreline's growth in average deposits during the first quarter of 1997 came primarily from the same two sources which funded 1996's deposit growth. First, Shoreline Bank's Super Public Fund account, an interest bearing demand deposit account geared toward municipalities, increased $10.4 million during the first quarter. Secondly, time deposits greater than $100,000 increased $7.1 million. The growth in these two areas was offset primarily by declines in non-interest bearing demand deposits and time deposits less than $100,000.

       In addition to the deposit funding sources above, Shoreline utilized its membership with the Federal Home Loan Bank of Indianapolis
(FHLB) by increasing its borrowings with the FHLB by $5 million over the quarter ended December 31, 1996. At March 31, 1997, Shoreline had $23 million of advances outstanding with the FHLB.

       Total loans averaged $499.0 million during the first quarter of 1997, comparable to the previous quarter's average of $497.9 million. All loan portfolios remained relatively stable. Commercial and mortgage loan portfolios increased $1.5 million and $500,000, respectively, while consumer loans declined $1.0 million.

       Increased securities and short-term investments provided the majority of growth in Shoreline's total assets during the first quarter. Total securities averaged $143.1 million, an increase of $4.6 million from the previous quarter's average of $138.5 million. Increased investments in US Government Agency and Treasury securities accounted for this growth. Interest-earning deposits and Federal funds sold averaged $32.8 million for the first quarter of 1997, up $4.0 million from the previous quarter. In anticipation of Shoreline's pending cash acquisition of SJS Bancorp, Inc, short-term investments have risen to levels higher than those at which Shoreline normally operates.

       Total non-performing assets at March 31, 1997 were $1.6 million, which represents .33% of Shoreline's total loan portfolio at that date. This ratio of non-performing assets is down slightly from December 31, 1996's ratio of .38%. Non-performing assets include loans that are classified for regulatory purposes as contractually past due 90 days or more, on non-accrual status or "troubled debt restructurings" and other real estate owned.

       During the first quarter of 1997, Shoreline experienced net loan charge-offs of $139,870, which represented only .03% of average total loans for the quarter. The provision for loan losses for the first quarter of 1997 was $120,000 as compared to $150,000 in the fourth quarter of 1996.
At March 31, 1997, Shoreline's allowance for loan losses amounted to $6,875,075, which provides a coverage of over 4 times the level of non-performing assets identified at March 31, 1997. As a percentage of total loans, the allowance for loan losses at March 31, 1997 remains at the December 31, 1996 level of 1.38%.

FUTURE TRANSACTIONS

       On November 7, 1996, Shoreline Financial Corporation and SJS Bancorp, Inc., ("SJS") announced a signed plan of merger under which SJS would merge with and into Shoreline. SJS is a holding company with assets of approximately $150 million and the parent of SJS Federal Savings Bank. The transaction is expected to be completed during the second quarter of 1997, subject to necessary approvals and other customary conditions. SJS shareholders will receive $27 in cash for each of their shares of SJS stock. The total value of the transaction is approximately $25.4 million.

LIQUIDITY AND RATE SENSITIVITY

       During the first quarter of 1997, Shoreline's loan to deposit ratio was 80.6%, down slightly from the previous quarter's ratio of 81.2%. During the first quarter of 1997, average interest-earning deposits and Federal funds sold represented 4.6% of Shoreline's total assets. On March 31, 1997, interest-earning deposits and federal funds sold totaled $27 million and $8.2 million, respectively. Approximately $99 million or 67.4% of Shoreline's total securities portfolio was classified as available for sale on March 31, 1997 and $465,000 of loans were classified as held for sale. On March 31, 1997, Shoreline had commitments to make or purchase loans, including the unused portions of lines of credit, totaling $106.3 million.

       On March 31, 1997, the cumulative funding gaps of interest-earning assets and interest-bearing liabilities for selected maturity periods are illustrated as follows:

                                             REPRICEABLE OR MATURING WITHIN:
                                           0 TO 3       0 TO 12         0 TO 5
(000S)                                     MONTHS       MONTHS          YEARS
                                           ------       ------          -----
Interest-Earning Assets
     Loans                               $ 156,583     $ 236,304     $ 469,599
     Securities                             10,721        29,069        82,453
     Federal funds sold                      8,150         8,150         8,150
     Interest-earning deposits              27,173        27,173        27,173
                                         ---------     ---------     ---------

          Total                          $ 202,627     $ 300,696     $ 587,375
                                         =========     =========     =========

Interest-Bearing Liabilities
     Time deposits                       $  69,741     $ 192,253     $ 289,320
     Demand and savings deposits           271,212       271,212       271,212
     Other borrowings                        6,387        19,387        29,387
                                         ---------     ---------     ---------

          Total                          $ 347,340     $ 482,852     $ 589,919
                                         =========     =========     =========

Asset/(Liability) Gap                    $(144,713)    $(182,156)    $  (2,544)
                                         =========     =========     =========

          As shown, Shoreline had a cumulative liability gap position of $182.2 million within the one-year time frame. This position suggests that if market interest rates decline in the next 12 months, Shoreline has the potential to earn more net interest income. The same presentation as of December 31, 1996 produced a similar liability gap of $163.9 million within the one-year time frame. A limitation of the traditional static gap analysis, however, is that it does not consider the timing or magnitude of noncontractual repricing. In addition, the static gap analysis treats demand and savings accounts as resistant to rate sensitivity. Because of these and other limitations of the static gap analysis, Shoreline's Asset/Liability Committee utilizes simulation modeling as its primary tool to project how changes in interest rates will impact net interest income. These models indicate, and management believes, that Shoreline is positioned such that changes in rates within anticipated ranges and under anticipated circumstances would not severely alter operating results.

CAPITAL RESOURCES

          Total shareholders' equity amounted to $70.6 million on March 31, 1997. Included in this total are net unrealized gains on securities available for sale totaling $825,000, decreasing approximately $550,000 from December 31, 1996. During the first quarter of 1997, Shoreline's
Board of Directors approved and paid a cash dividend of $.21 per share. On February 1, 1997, 25,000 shares of common stock were issued under Shoreline's Stock Incentive Plan of 1996. Shoreline's capital position remained strong as of March 31, 1997. A summary of its capital position follows. The pending second quarter acquisition of SJS Bancorp, Inc. will have the affect of reducing Shoreline's capital ratios. However, management projects that Shoreline's capital ratios upon consummation of the transaction will remain above regulatory standards to be considered a "well-capitalized" institution.

                            MARCH 31, 1997      DECEMBER 31, 1996
                            --------------      -----------------
Equity to assets                9.56%                 9.69%
Tier I leverage                 9.39%                 9.30%
Risk-based:
     Tier I Capital            15.38%                15.10%
     Total Capital             16.63%                16.33%

RESULTS OF OPERATIONS

          Net income for the quarter ended March 31, 1997 was $2,542,347, an increase of 7.8%, or $184,789, over the same period in 1996. Revenue growth, both net interest income and non-interest income, was the primary reason behind the improved profitability. The following table illustrates the effect that changes in rates and volumes of earning assets and interest-bearing liabilities had on net interest income:

                        THREE MONTHS ENDED MARCH 31
                                                1997             1996
                                                ----             ----
(000s)
Interest Income (taxable equivalent)          $ 14,051         $ 13,508
Interest Expense                                 6,562            6,172
                                              --------         --------
   Net Interest Income                        $  7,489         $  7,336
                                              ========         ========

Average Volume:
   Interest-Earning Assets                    $674,918         $632,926
   Interest-Bearing Liabilities                578,172          541,443
                                              --------         --------
       Net Differential                       $ 96,746         $ 91,483
                                              ========         ========

Average Yields/Rates:
   Yield on earning assets                        8.44%            8.56%
   Rate paid on liabilities                       4.60%            4.57%
                                              --------         --------

       Interest Spread                            3.84%            3.99%
                                              ========         ========

       Net Interest Margin                        4.50%            4.65%
                                              ========         ========

The change in net interest income (in thousands) is attributable to the following:

                                        VOLUME      RATE     INC/(DEC)
                                        ------      ----     ---------
Interest-Earning Assets                  $757      $(214)      $543
Interest-Bearing Liabilities              356         34        390
                                         ----      -----       ----
      Net Interest                       $401      $(248)      $153
                                         ====      =====       ====

          Shoreline expensed $120,000 for the provision for loan losses in the first quarter of 1997, reduced from the previous quarter's provision of $150,000. The provision for loan losses is based upon loan loss experience and such other factors which, in management's judgment, deserve current recognition in maintaining an adequate allowance for loan losses.

          Total other income for the quarter ended March 31, 1997 amounted to $1,188,891, an increase of $181,788 or 18.1% from the first quarter in 1996. Increased service charge, trust and other income more than offset the $35,000 decline in gains from securities transactions. Service charges on deposit accounts increased $50,000, or 12.0%, over the same period in 1996, largely attributable to increased non-sufficient fund and overdraft charge income. Trust income increased $30,360 over the first quarter of 1996. Other income increased $136,787 in the first quarter of 1997 compared to the same period in 1996. Gains on the sale of mortgage loans of $33,000 in the first quarter of 1997 compared to losses of $62,000 in the first quarter of 1996 largely accounted for the overall increase in this category.

          Total other expense amounted to $4,849,239 for the quarter ended March 31, 1997, an increase of $209,624 or 4.5% over the same period in 1996. An increase of $122,456 in other expense, along with moderate increases in personnel, occupancy, and equipment expense, contributed to the overall increase in overhead expense. Increased marketing, outsourced services expenses and correspondent bank charges represent the primary contributors to the increase in other expense. Personnel expense, the largest overhead item, increased only $51,782 or 2.0% in the first quarter of 1997 compared to same period in 1996.

          Shoreline's ratio of total other expenses to total average assets declined from 2.79% for the quarter ended March 31, 1996 to 2.73% for the quarter ended March 31, 1997. Over the same period of time, Shoreline's efficiency ratio also declined from 55.98% to 55.33%.

          In summary, Shoreline's net income of $2,542,347 for the first quarter of 1997 produced a return on average shareholders' equity of 14.60% and a return on average assets of 1.43%. This compares to the prior year's ratios of 14.45% and 1.40%, respectively. Earnings per share through March 31, 1997 were $.46 and dividends per share were $.21, which produce a dividend payout ratio of 45.7%. Earnings per share through March 31, 1996 were $.43 and dividends per share were $.19.

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


                              SHORELINE FINANCIAL CORPORATION
                              (Registrant)


Date May 14, 1997             /S/ DAN L. SMITH
                              Dan L. Smith
                              Chairman, President and Chief Executive
                              Officer


Date May 14, 1997             /S/ WAYNE R. KOEBEL
                              Wayne R. Koebel
                              Executive Vice President, Chief Financial
                              Officer, Secretary and Treasurer (Principal
                              Financial and Accounting Officer)

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