Form 10-Q
period 1997-06-30
SHORELINE FINANCIAL CORP
filed 1997-08-14
CIK 822697

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                            ===================

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For The Quarterly Period Ended June 30, 1997


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For The Transition Period From _____________ to ______________.

                        Commission File No.:  0-16444

                      SHORELINE FINANCIAL CORPORATION
          (Exact Name of Registrant as Specified in its Charter)

                   MICHIGAN                             38-2758932
         (State or Other Jurisdiction                (I.R.S. Employer
       of Incorporation or Organization)            Identification No.)

              823 RIVERVIEW DRIVE
            BENTON HARBOR, MICHIGAN                       49022
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

                       Yes __X__            No _____

As of July 31, 1997, there were 5,901,032 issued and outstanding shares of the Registrant's Common Stock.

                      SHORELINE FINANCIAL CORPORATION
                                 FORM 10-Q

                                   INDEX

                                                                       PAGE
                                                                      NUMBER
                                                                      ------

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets,
             June 30, 1997 and December 31, 1996                        3-4

             Condensed Consolidated Statements of Income,
             Three Months and Six Months Ended June 30,
             1997 and 1996                                                5

             Condensed Consolidated Statements of Cash Flows,
             Six Months Ended June 30, 1997 and 1996                    6-7

             Notes to Condensed Consolidated Financial
             Statements                                                8-11

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations            12-17


PART II.  OTHER INFORMATION                                           18-19

     Item 4. Submission of Matters to a Vote of Security Holders         18

     Item 6. Exhibits and Reports on Form 8-K                         18-19


SIGNATURES                                                               20

                      PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                      SHORELINE FINANCIAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                                                  JUNE 30,         DECEMBER 31,
                                                                    1997               1996
                                                                ------------       ------------
                                                                (unaudited)
ASSETS
 Cash and due from banks                                        $ 38,101,653       $ 38,266,519
 Interest-earning deposits                                         3,473,970         18,142,151
 Federal funds sold                                                1,650,000          5,150,000
                                                                ------------       ------------
     Total cash and cash equivalents                              43,225,623         61,558,670
 Securities held to maturity
     (fair values of $46,022,753 and
     $48,588,454 on June 30, 1997 and
     December 31, 1996, respectively)                             45,066,689         47,582,337
 Securities available for sale (carried at fair value)           120,421,200         90,254,236

 Total loans                                                     620,536,961        500,591,353
 Less allowance for loan loss                                      7,648,824          6,894,945
                                                                ------------       ------------
     Net loans                                                   612,888,137        493,696,408

 Premises and equipment, net                                      13,692,369         10,975,483
 Other assets                                                     23,601,322         12,027,685
                                                                ------------       ------------
     Total Assets                                               $858,895,340       $716,094,819
                                                                ============       ============

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities
 Deposits:
     Non interest-bearing                                       $ 74,046,139       $ 74,142,067
     Interest-bearing                                            654,967,321        542,335,458
                                                                ------------       ------------
       Total deposits                                            729,013,460        616,477,525

 Securities sold under agreements to repurchase                    7,274,156          7,166,563
 Other liabilities                                                 5,975,921          5,032,529
 FHLB advances                                                    44,185,646         18,000,000
                                                                ------------       ------------
     Total Liabilities                                           786,449,183        646,676,617
                                                                ------------       ------------

                      SHORELINE FINANCIAL CORPORATION
                  CONSOLIDATED BALANCE SHEETS - CONTINUED
                                                                  JUNE 30,         DECEMBER 31,
                                                                    1997               1996
                                                                ------------       ------------
                                                                (unaudited)
Shareholders' Equity
 Common Stock:
     10,000,000 shares authorized;
     5,894,625 and 5,555,672 shares issued
     at June 30, 1997 and December 31, 1996,
     respectively
 Additional Paid-in Capital                                       64,365,908         56,388,553
 Stock Incentive Plan (unearned shares)                             (555,725)
 Unrealized gain on securities
     available for sale, net                                       1,014,268          1,378,327
 Retained earnings                                                 7,621,706         11,651,322
                                                                ------------       ------------
     Total Shareholders' Equity                                   72,446,157         69,418,202
                                                                ------------       ------------
     Total Liabilities & Shareholders' Equity                   $858,895,340       $716,094,819
                                                                ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                      SHORELINE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  JUNE 30,                          JUNE 30,
                                       ----------------------------      ----------------------------
                                           1997             1996             1997             1996
                                       -----------      -----------      -----------      -----------
INTEREST INCOME
 Loans, including fees                 $11,711,992      $10,909,908      $22,674,067      $21,556,648
 Securities                              2,569,756        2,408,231        5,064,534        4,827,292
 Deposits with banks                       382,560          104,172          677,483          150,686
 Federal funds sold                        123,910          107,415          250,596          194,080
                                       -----------      -----------      -----------      -----------
     Total interest income              14,788,218       13,529,726       28,666,680       26,728,706
                                       -----------      -----------      -----------      -----------

INTEREST EXPENSE
 Deposits                                6,641,187        5,961,549       12,881,773       12,002,047
 Other                                     455,355          228,506          776,536          359,743
                                       -----------      -----------      -----------      -----------
     Total interest expense              7,096,542        6,190,055       13,658,309       12,361,790
                                       -----------      -----------      -----------      -----------

NET INTEREST INCOME                      7,691,676        7,339,671       15,008,371       14,366,916
 Provision for loan losses                 120,000          150,000          240,000          300,000
                                       -----------      -----------      -----------      -----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES               7,571,676        7,189,671       14,768,371       14,066,916
                                       -----------      -----------      -----------      -----------

OTHER INCOME
 Service charges on deposit
   accounts                                549,975          449,003        1,017,686          866,735
 Trust fees                                415,816          407,201          818,864          779,889
 Securities gains                           77,602          113,705          112,903          184,344
 Other                                     386,566          117,513          669,397          267,382
                                       -----------      -----------      -----------      -----------
     Total other income                  1,429,959        1,087,422        2,618,850        2,098,350
                                       -----------      -----------      -----------      -----------






OTHER EXPENSES
 Personnel                               2,761,345        2,641,053        5,454,689        5,282,615
 Occupancy                                 333,228          327,767          693,501          677,439
 Equipment                                 534,216          489,880        1,033,017          963,896
 Other                                   1,616,470        1,464,338        2,913,291        2,638,703
                                       -----------      -----------      -----------      -----------
     Total other expense                 5,245,259        4,923,038       10,094,498        9,562,653
                                       -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES               3,756,376        3,354,055        7,292,723        6,602,613
 Federal income tax expense              1,107,000          960,800        2,101,000        1,851,800
                                       -----------      -----------      -----------      -----------

NET INCOME                             $ 2,649,376      $ 2,393,255      $ 5,191,723      $ 4,750,813
                                       ===========      ===========      ===========      ===========
EARNINGS PER SHARE                     $       .45      $       .41      $       .88      $       .82
                                       ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      SHORELINE FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                   ---------------------------------
                                                                       1997                 1996
                                                                   ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                         $  5,191,723         $  4,750,813
Adjustments to reconcile net income to net cash
from operating activities:
 Depreciation and amortization                                          785,572              744,647
 Provision for loan losses                                              240,000              300,000
 Net amortization and accretion on securities                           144,556              332,116
 Amortization of goodwill and related core
     deposit intangible                                                 128,139              141,165
 Stock incentive expense                                                 50,525
 Gains on sales and calls of securities                                (112,903)            (184,344)
 Increase in other assets                                              (593,980)            (388,042)
 Increase in other liabilities                                         (372,273)          (1,273,614)
                                                                   ------------         ------------
NET CASH FROM OPERATING ACTIVITIES                                    5,461,359            4,422,741
                                                                   ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net cash paid for acquisition of SJS (See Note 2)                  (20,436,447)
 Net increase in loans                                               (7,139,217)         (30,755,890)
 Securities available for sale:
     Purchases                                                      (22,592,526)         (11,183,902)
     Proceeds from sales                                             13,320,287            6,870,805
     Proceeds from maturities, calls and principal
       reductions                                                     7,349,079           11,478,113
 Securities held to maturity:
     Purchases                                                       (3,000,000)          (8,681,583)
     Proceeds from maturities, calls and principal
       reductions                                                     5,482,882            6,161,325
 Premises and equipment expenditures                                 (1,329,203)          (1,159,056)
                                                                   ------------         ------------
NET CASH USED IN INVESTING ACTIVITIES                               (28,345,145)         (27,270,188)
                                                                   ------------         ------------

                      SHORELINE FINANCIAL CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                (UNAUDITED)
                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                   ---------------------------------
                                                                       1997                 1996
                                                                   ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                             1,793,380           13,156,513
 Net (increase) decrease in short-term borrowing                        107,593              (90,416)
 Proceeds from FHLB advances                                          9,000,000           11,000,000
 Repayment of FHLB advances                                          (4,500,000)
 Dividends paid                                                      (2,418,073)          (2,153,897)
 Proceeds from shares issued                                            567,839              461,291
 Payments to retire common stock                                                            (354,725)
                                                                   ------------         ------------
NET CASH FROM FINANCING ACTIVITIES                                    4,550,739           22,018,766
                                                                   ------------         ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                             (18,333,047)            (828,681)
 Cash and Cash Equivalents at Beginning of Year                      61,558,670           42,760,198
                                                                   ------------         ------------
 Cash and Cash Equivalents at June 30                              $ 43,225,623         $ 41,931,517
                                                                   ============         ============
CASH PAID DURING THE YEAR FOR:
 Interest                                                          $ 13,297,673         $ 12,441,797
 Income Taxes                                                      $  1,577,000         $  2,459,000

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
 Shares issued under stock incentive plan in the amount of $606,250.


The accompanying notes are an integral part of these consolidated financial statements

                      SHORELINE FINANCIAL CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of Regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Shoreline Financial Corporation as of June 30, 1997 and December 31, 1996, and the results of its operations for the three and six months ended June 30, 1997 and 1996, and its cash flows for the six months then ended. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

          In June 1997, the FASB issued SFAS No. 128, "Earnings Per
Share," which revises the accounting requirements for calculating earnings per share. Effective beginning with year-end 1997, basic earnings per share will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. Since the Corporation has not had significant dilution from stock options, the new calculation methods will not significantly affect future basic earnings per share or diluted earnings per share.

PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of Shoreline Financial Corporation and its wholly owned subsidiary, Shoreline Bank, together referred to as "Shoreline." All material intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

          Securities are classified into held to maturity, available for sale and trading categories. Held to maturity securities are those which Shoreline has the positive intent and ability to hold to maturity and are reported at amortized cost. Available for sale securities are those which Shoreline may decide to sell if needed for liquidity, asset-liability management or other reasons. Available for sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. Trading securities are bought principally for sale in the near term and are reported at fair value with unrealized gains or losses included in earnings. Shoreline did not hold any securities considered for this category at any time during the second quarter of 1997.

          Realized gains or losses are determined based on the amortized cost of the specific security sold.

          During the six month period ended June 30, 1997, the proceeds from sales of available for sale securities were $13,320,287, with gross realized gains of $112,457 and gross realized losses of $10,040 from those sales. Gross gains of $10,486 were realized on calls of securities during the same period. For this period, the change in net unrealized holding gains on available for sale securities was a decrease of approximately $552,000. There were no sales or transfers of securities classified as held to maturity.

INTANGIBLE ASSETS

          Goodwill represents the excess of the purchase price over the net value of tangible assets acquired and related core deposit intangibles identified in acquisitions. Goodwill is expensed on the straight-line method over no more than 25 years. The related core deposit intangibles are amortized on an accelerated basis over the estimated life of the deposits acquired. Goodwill and core deposit intangibles totaled approximately $12,385,000 and $2,377,000 at June 30, 1997 and December 31, 1996,
respectively. The increase is attributable to the acquisition of SJS Bancorp, Inc. as discussed below. These amounts are included in Other Assets in the accompanying balance sheets.

INCOME TAXES

          Income tax expense for the periods ended June 30, 1997 and 1996 is based upon the asset and liability method. Shoreline records income tax expense based on the amount of taxes due on its tax return plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted rates.

EARNINGS PER SHARE

          Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares with a dilutive effect. Common equivalent shares are shares which may be issuable to employees upon exercise of outstanding stock options. The average number of shares was 5,886,002 in the second quarter of 1997 and 5,791,059 in the second quarter of 1996. The average number of shares was 5,872,630 in the six months ended June 30, 1997 and 5,790,038 in the six months ended June 30, 1996.

NOTE  2 - ACQUISITION

          On June 13, 1997, Shoreline completed the acquisition of all the outstanding stock of SJS Bancorp, Inc. ("SJS"), headquartered in St. Joseph, Michigan for approximately $24.8 million in cash.

          The acquisition is accounted for as a purchase. Intangibles are amortized on various methods over their estimated lives. The fair values of assets and liabilities assumed were as follows (in thousands):

          Cash acquired, net of cash paid for acquisition           $ (20,436)
          Securities                                                   28,794
          Loans, net                                                  112,293
          Premises and equipment, net                                   2,173
          Acquisition intangibles                                      10,619
          Other assets                                                    301

          Deposits                                                   (110,743)
          FHLB advances                                               (21,686)
          Other liabilities                                            (1,315)

NOTE 3 - INCOME TAXES

          Components of the provision for federal income taxes are as follows:

                                             JUNE 30, 1997
                                             -------------
          Taxes currently payable             $1,894,000
          Deferred tax expense                   207,000
                                              ----------
            Income tax expense                $2,101,000
                                              ==========

          The deferred income taxes are due primarily to the temporary difference related to depreciation, bad debt deductions, mark-to-market of securities held for sale and deferred loan fees.

               The difference between the provision for income taxes shown on the statement of income and amounts computed by applying the statutory federal income tax rate to income before income taxes is as follows:

                                                                    JUNE 30, 1997
                                                                    -------------
          Income tax calculated at statutory federal rate of 34%      $2,480,000
          Increase (decrease) due to tax effect of
            Tax-exempt income                                           (445,000)
            Nondeductible expense and other                               66,000
                                                                      ----------
            Income tax expense                                        $2,101,000
                                                                      ==========

          The components of the net deferred tax asset recorded in the balance sheet as of June 30, 1997 are as follows:

          Total deferred tax liabilities               $ (950,500)
          Total deferred tax assets                     3,288,000
          Total valuation allowance                             0
                                                       ----------
            Net deferred tax asset                     $2,337,500
                                                       ==========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion compares the financial condition of Shoreline Financial Corporation ("Shoreline") at June 30, 1997 to December 31, 1996 and the results of operations for the three and six months ended June 30, 1997 with the same periods in 1996. The acquisition of SJS Bancorp, Inc. ("SJS") in the quarter ended June 30, 1997 is reflected in the balance sheet of Shoreline with the addition of approximately $134 million in market valued assets and liabilities (see Note 2). As such, average balance comparisons normally used in the balance sheet discussion provide limited usefulness due to the SJS transaction. Therefore, the discussion relating to the financial condition of Shoreline will compare actual balances of selected items.

FINANCIAL CONDITION

       Total assets of Shoreline were $858.9 million as of June
30, 1997, a 19.9% increase compared to the level of $716.1 million at December 31, 1996. The acquisition of SJS accounted for $133.7 million of growth. Various components of the balance sheet impacted by the merger are analyzed below.

       Total deposits on June 30, 1997 were $729.0 million, an increase of $112.5 million from December 31, 1996. Deposits added to the balance sheet as a result of the SJS acquisition were $110.7 million. Approximately 75% of these deposits were interest-bearing time deposits. Only $1.3 million of the SJS deposits were non-interest bearing. Without considering the SJS deposits, total deposits have increased a modest $1.8 million from December 31, 1996. Reduction in Shoreline's Super Public Fund account, an interest-bearing demand deposit account geared toward municipalities, during the second quarter of 1997 offset the majority of the growth in deposits obtained during the first quarter. The decline in these accounts is somewhat tied to seasonal funding patterns of the municipalities.

       Borrowings from the Federal Home Loan Bank of Indianapolis ("FHLB") increased to $44.2 million as of June 30, 1997 from $18.0 million as of December 31, 1996. The majority of this increase resulted from the addition of $21.7 million in outstanding borrowings of SJS. Shoreline also increased its borrowings in the first quarter of 1997 by $5.0 million. This source of wholesale funding provides an alternative to conventional retail funding at comparable cost.

       Total loans increased $119.9 million to $620.5 million as of June
30, 1997 from $500.6 million as of December 31, 1996. Of this increase, $112.3 million was attributable to the acquisition of SJS. Removing this effect, Shoreline's loan portfolios increased $7.1 million over the six month period. The majority of this increase occurred in the consumer loan portfolio where volume rose $5.8 million, primarily the result of a promotion program held during the second quarter. Commercial loans increased $2.3 million while the volume of mortgage loans held in the portfolio declined by $1.0 million. Approximately $86 million of the $112.3 million of loans acquired from SJS were added to Shoreline's mortgage loan portfolio.

       Total investment securities were $165.5 million as of June 30, 1997, an increase of $27.7 million from December 31, 1996. The SJS transaction added $28.8 million to Shoreline's securities portfolio, of which $27.6 million were U.S. Government Agency securities designated as available for sale. Shoreline's short-term investments were impacted by the payment of $24.8 million for the purchase of all of the outstanding common stock of SJS. Total cash and cash equivalents at June 30, 1997 is more representative of the level at which Shoreline will normally operate.

       Other assets increased $11.6 million to $23.6 million as of June 30, 1997 from $12.0 million as of December 31, 1997. The purchase accounting method was used in the acquisition of SJS, resulting in the addition of related intangibles totaling $10.6 million.

       Total non-performing assets at June 30, 1997 were $2.0 million, which represents .32% of Shoreline's total loan portfolio at that date. This level of non-performing assets is down from the ratio of .38% at December 1996. Non-performing assets include loans that are classified for regulatory purposes as contractually past due 90 days or more, on non-accrual status or "troubled debt restructurings" and other real estate owned.

       During the second quarter of 1997, Shoreline enjoyed net recoveries on charged-off loans of $113,155. This reduced net charge-offs on a year-to-date basis to only $26,715, which represents .01% of average total loans for the same period. The provision for loan losses for the second quarter of 1997 was $120,000, consistent with that of the first quarter of the year. At June 30, 1997, Shoreline's allowance for loan losses totaled $7,648,824, which provides a coverage ratio of 3.9 times the level of non-performing assets identified at that date. The SJS transaction added approximately $540,000 to Shoreline's allowance. Despite this increase, Shoreline's allowance as a percentage of total loans declined to 1.23% at June 30, 1997 from 1.38% at March 31, 1997. Management believes the level of the loan loss reserve is adequate to cover the risk associated with its loan portfolio.

LIQUIDITY AND RATE SENSITIVITY

       During the second quarter of 1997, Shoreline's loan to deposit ratio was 81.4%, up slightly from the previous quarter's ratio of 80.6%.

During the second quarter of 1997, average interest-earning deposits and federal funds sold represented 4.8% of Shoreline's total assets. On June 30, 1997, however, interest-earning deposits and federal funds sold totaled $5.1 million, representing less than 1% of total assets. This decline reflects the impact of the cash purchase of SJS. Approximately $120 million or 73% of Shoreline's total securities portfolio was classified as available for sale on June 30, 1997 and $624,000 of loans were classified as held for sale. On June 30, 1997, Shoreline had commitments to make or purchase loans, including the unused portions of lines of credit, totaling approximately $125 million.

       On June 30, 1997, the cumulative funding gaps of interest-earning assets and interest-bearing liabilities for selected maturity periods are illustrated as follows:

                                         REPRICEABLE OR MATURING WITHIN:
                                      --------------------------------------
                                        0 TO 3        0 TO 12        0 TO 5
(000S)                                  MONTHS        MONTHS         YEARS
                                        ------        ------         -----
Interest-earning assets
 Loans                                $ 155,038      $ 254,586      $539,085
 Securities                              22,021         33,619        91,845
 Federal funds sold                       1,650          1,650         1,650
 Interest-earning deposits                3,474          3,474         3,474
                                      ---------      ---------      --------

     Total                            $ 182,183      $ 293,329      $636,054
                                      =========      =========      ========

Interest-bearing liabilities
 Time deposits                        $ 108,832      $ 242,825      $377,504
 Demand and savings deposits            272,783        272,783       272,783
 Other borrowings                        17,224         29,974        51,274
                                      ---------      ---------      --------

     Total                            $ 398,839      $ 545,582      $701,561
                                      =========      =========      ========

Asset/(Liability) Gap                 $(216,656)     $(252,253)     $(65,507)
                                      =========      =========      ========

          As shown, Shoreline had a cumulative liability gap position of $252.3 million within the one-year time frame. At March 31, 1997, Shoreline reported a liability gap position within this same time frame of $182.2 million. The increase reflects the addition of SJS rate sensitive assets and liabilities. This position suggests that if market interest rates decline in the next 12 months, Shoreline has the potential to earn more net interest income. A limitation of the traditional static gap analysis, however, is that it does not consider the timing or magnitude of noncontractual repricing. Because of these and other limitations of the static gap analysis, Shoreline's Asset/Liability Committee utilizes simulation modeling as its primary tool to project how changes in interest rates will impact net interest income. These models indicate, and management believes, that Shoreline is positioned such that changes in rates within anticipated ranges and under anticipated circumstances would not severely alter operating results.

CAPITAL RESOURCES

          Total shareholders' equity was $72.4 million on June 30, 1997. Included in this total are net unrealized gains on securities available for sale totaling $1 million, a decrease of approximately
$364,000 from December 31, 1996. During the second quarter of 1997, Shoreline's Board of Directors approved and paid a cash dividend of $.21 per share. Shoreline's capital ratios declined from March 31, 1997 reflecting the impact of its purchase of SJS. However, Shoreline's capital position still remains strong and is well above minimum regulatory standards. Shoreline remains classified as a "well-capitalized" institution under these standards.

                               JUNE 30, 1997      DECEMBER 31, 1996
                               -------------      -----------------
Equity to assets                   8.43%                9.69%
Tier I leverage                    6.97%                9.30%
Risk-based:
     Tier I Capital               11.35%               15.10%
     Total Capital                12.59%               16.33%

RESULTS OF OPERATIONS

          Net income for the quarter ended June 30, 1997 was $2,649,376, an increase of 10.7%, or $256,121, over the same period in 1996. Revenue growth, both in net interest income and non-interest income, was the primary reason behind the improved profitability. The following table illustrates the effect that changes in rates and volumes of interest-earning assets and interest-bearing liabilities had on net interest income:

                        THREE MONTHS ENDED JUNE 30
                                                 1997           1996
                                                 ----           ----
(000S)
Interest income (taxable equivalent)           $ 15,030       $ 13,831
Interest expense                                  7,096          6,190
                                               --------       --------
 Net interest income                           $  7,934       $  7,640
                                               ========       ========

Average volume:
 Interest-earning assets                       $709,718       $647,917
 Interest-bearing liabilities                   610,864        553,903
                                               --------       --------
     Net differential                          $ 98,854       $ 94,014
                                               ========       ========

Average yields/rates:
 Yield on earning assets                          8.49%          8.56%
 Rate paid on liabilities                         4.66%          4.48%
                                               --------       --------

     Interest spread                              3.83%          4.08%
                                               ========       ========

     Net interest margin                          4.48%          4.73%
                                               ========       ========

          The change in net interest income (in thousands) is attributable to the following:

                                    VOLUME       RATE     INC/(DEC)
                                    ------       ----     ---------
Interest-earning assets             $1,313      $(114)     $1,199
Interest-bearing liabilities           650        255         905
                                    ------      -----      ------
 Net Interest                       $  663      $(369)     $  294
                                    ======      =====      ======

          Net income for the six months ended June 30, 1997, was $5,191,723, an increase of 9.3% over the same period in 1996. Increased revenue from net interest income and other income provided this increase. The following table illustrates the effect that changes in rates and volumes of interest-earning assets and interest-bearing liabilities had on net interest income for the six months ended June 30, 1997 and 1996.

                         SIX MONTHS ENDED JUNE 30
                                                   1997           1996
                                                   ----           ----
(000S)
Interest income (taxable equivalent)             $ 29,072       $ 27,243
Interest expense                                   13,658         12,362
                                                 --------       --------
 Net interest income                             $ 15,414       $ 14,881
                                                 ========       ========

Average volume:
 Interest-earning assets                         $629,283       $640,455
 Interest-bearing liabilities                     594,465        547,693
                                                 --------       --------
     Net differential                            $ 97,818       $ 92,762
                                                 ========       ========

Average yields/rates:
 Yield on earning assets                            8.47%          8.55%
 Rate paid on liabilities                           4.63%          4.55%
                                                 --------       --------

     Interest spread                                3.84%          4.00%
                                                 ========       ========

     Net interest margin                            4.49%          4.69%
                                                 ========       ========

          The change in net interest income (in thousands) is attributable to the following:

                                         VOLUME       RATE     INC/(DEC)
                                         ------       ----     ---------
Interest-earning assets                  $2,095      $(266)     $1,829
Interest-bearing liabilities              1,075        221       1,296
                                         ------      -----      ------
      Net interest                       $1,020      $(487)     $  533
                                         ======      =====      ======

       Shoreline expensed $120,000 for the provision for loan losses in the second quarter of 1997, unchanged from the previous quarter. The provision for loan losses is based upon loan loss experience and such other factors which, in management's judgment, deserve current recognition in maintaining an adequate allowance for loan losses.

       Total other income for the quarter ended June 30, 1997 was $1,429,959, an increase of $342,537, or 31.5% over the second quarter in 1996. Increased other income accounted for approximately $269,000 of this increase. Increased gains from the sale of mortgage loans as well as increased ATM fee income provided the majority of the increase in other income. Increased deposit service charge income contributed $101,000 to the increase in total other income. For the six months ended June 30, total other income was $2,618,850 in 1997 compared to $2,098,350 in 1996. This is an increase of 24.8% or $520,500. Again, increased other income provided the majority of growth in this area. Other income for the six months ended June 30, 1997 totaled $669,397, an increase of $402,000 over same period in 1996. Gains on the sale of mortgage loans accounted for $295,000 of this increase with ATM fee income and investment and insurance sale income also contributing to the $402,000 increase. Deposit service charge income increased $151,000 or 17.4% in first six months of 1997 compared to the same period in 1996. Trust fee income provided an additional $39,000 in 1997. As a percentage of average assets, other income for the first six months of 1997 totaled .68% compared to .56% in 1996.

       Total other expense was $5,245,259 during the second quarter of 1997, an increase of $322,221 or 6.5% over the same period in 1996. Increased use of professional services related to outsource arrangements and consulting projects along with increased advertising, personnel and other expenses related to the SJS acquisition contributed to the increase. For the six months ended June 30, 1997, total other expense was $10,094,498, which is an increase of 5.6% or $532,000 over the six months ended June 30, 1996. Again, advertising, personnel expense and professional fees accounted for the majority of this increase. As a percentage of average assets, total other expense was 2.75% through June 1997. This compares to the prior year's ratio over the same time period of 2.82%. Shoreline's efficiency ratio also declined from 56.6% in the first half of 1996 to 55.8% in the first half of 1997.

       In summary, Shoreline's net income of $2,649,376 in the second quarter of 1997 produced a return on average shareholders' equity of 14.93% and a return on average assets of 1.40%. On a year-to-date basis, Shoreline's return on average shareholders' equity stands at 14.77% and its return on average assets was 1.42%, which favorably compare to 1996 ratios of 14.53% and 1.39%, respectively. Earnings per share through June 30, 1997 was $.88 and dividends per share was $.41. These compare to earnings per share and dividends per share through June 30, 1996 of $.82 and $.37, respectively.

                        PART II - OTHER INFORMATION


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The annual meeting of shareholders of Shoreline Financial
Corporation was held on May 1, 1997. The purpose of the meeting was to elect directors and to transact any other business that properly came before the meeting.

       (a) The name of each director elected (along with the number of votes cast for or authority withheld) and the name of each other director whose term of office as a director continued after the meeting follows:

                                                          VOTES CAST
                                                          AUTHORITY         BROKER
                                             FOR           WITHHELD       NON-VOTES
                                             ---          ---------       ---------
ELECTED DIRECTORS
Louis A. Desenberg                        4,717,325         12,424             0
Merlin J. Hanson                          4,720,525          9,224             0
Jeffrey H. Tobian                         4,585,158        144,591             0

DIRECTORS WHO CONTINUE TO SERVE
Thomas T. Huff                       James E. LeBlanc
L. Richard Marzke                    James F. Murphy
Dan L. Smith                         Robert L. Starks
Ronald L. Zile

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS. The following documents are filed as exhibits to this report on Form 10-Q:

     EXHIBIT
     NUMBER                        DOCUMENT
     ------                        --------

      2.1 Agreement and Plan of Merger, dated as of November 6, 1996 between Registrant, SJS Acquisition Corporation, and SJS Bancorp, Inc. Previously filed as Exhibit 2.1 to the Registrant's Form 8-K filed on June 27, 1997. Here incorporated by reference.

      3.1        Restated Articles of Incorporation.  Previously filed as
                 Exhibit 1(a) to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994. Here incorporated by reference.

      3.2 Bylaws. Previously filed as Exhibit 3(b) to the registrant's Form S-1 Registration Statement filed March 23, 1990. Here incorporated by reference.

      27         Financial Data Schedule.

          (b) REPORTS ON FORM 8-K. Shoreline filed a Form 8-K on June 27, 1997 reporting the acquisition of SJS Bancorp, Inc. As of the date of the filing, it was impracticable for the registrant to provide financial statement information as well as pro forma financial information required in Form 8-K. In accordance with Item 7(a)(4) of Form 8-K, these financial statements will be filed by amendment to this Form 8-K as soon as practicable, but no later than 60 days after the date of the report.

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SHORELINE FINANCIAL CORPORATION
                              (Registrant)


Date August 13, 1997          /S/ DAN L. SMITH
                              Dan L. Smith
                              Chairman, President and Chief Executive
                              Officer


Date August 13, 1997          /S/ WAYNE R. KOEBEL
                              Wayne R. Koebel
                              Executive Vice President, Chief Financial
                              Officer, Secretary and Treasurer (Principal
                              Financial and Accounting Officer)

                               EXHIBIT INDEX


EXHIBIT
NUMBER                               DOCUMENT
------                               --------

 2.1 Agreement and Plan of Merger, dated as of November 6, 1996 between Registrant, SJS Acquisition Corporation, and SJS Bancorp, Inc. Previously filed as Exhibit 2.1 to the Registrant's Form 8-K filed on June 27, 1997. Here incorporated by reference.

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