Form 10-Q
period 1997-09-30
SHORELINE FINANCIAL CORP
filed 1997-11-25
CIK 822697

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                    ==================================


                                 FORM 10-Q

_X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

                     Commission File Number:  0-16444

                      SHORELINE FINANCIAL CORPORATION
          (Exact Name of Registrant as Specified in its Charter)

                  MICHIGAN                                38-2758932
  (State or Other Jurisdiction of Incorporation        (I.R.S. Employer
             or Organization)                          Identification No.)

           823 RIVERVIEW DRIVE
           BENTON HARBOR, MICHIGAN                           49022
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

               Yes  __X__                   No  _____

As of October 31, 1997, there were 5,910,459 issued and outstanding shares of the Registrant's Common Stock.

                      SHORELINE FINANCIAL CORPORATION
                                 FORM 10-Q

                                   INDEX

                                                                     PAGE
                                                                    NUMBER

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets,
          September 30, 1997 and December 31, 1996                    2-3

          Condensed Consolidated Statements of Income,
          Three Months and Nine Months Ended September 30, 1997
          and 1996                                                      4

          Condensed Consolidated Statements of Cash Flows,
          Nine Months Ended September 30, 1997 and 1996               5-6

          Notes to Condensed Consolidated Financial Statements       7-10

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations          11-16


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                         17


SIGNATURES                                                             18

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      SHORELINE FINANCIAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                                          SEPTEMBER 30,          DECEMBER 31,
                                                              1997                   1996
                                                         --------------        ---------------
                                                           (unaudited)
ASSETS
     Cash and due from banks                             $   36,659,953        $   38,266,519
     Interest-earning deposits                               10,232,428            18,142,151
     Federal funds sold                                      14,625,000             5,150,000
                                                         --------------        --------------
       Total cash and cash equivalents                       61,517,381            61,558,670
     Securities available for sale (carried at
       fair value)                                          124,816,203            90,254,236
     Securities held to maturity
       (fair values of $44,648,604 and
       $48,588,454 on September 30, 1997 and
       December 31, 1996, respectively)                      43,433,503            47,582,337

     Total loans                                            617,996,347           500,591,353
     Less allowance for loan losses                           7,781,515             6,894,945
                                                         --------------        --------------
       Net loans                                            610,214,832           493,696,408

     Premises and equipment, net                             13,577,516            10,975,483
     Other assets                                            23,104,560            12,027,685
                                                         --------------        --------------
       Total assets                                      $  876,663,995        $  716,094,819
                                                         ==============        ==============
LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities
     Deposits:
       Noninterest-bearing                               $   77,816,189        $   74,142,067
       Interest-bearing                                     660,207,817           542,335,458
                                                         --------------        --------------
          Total deposits                                    738,024,006           616,477,525

     Securities sold under agreements to repurchase           8,883,840             7,166,563
     Other liabilities                                        4,687,638             5,032,529
     FHLB advances                                           50,259,407            18,000,000
                                                         --------------        --------------
       Total liabilities                                    801,854,891           646,676,617
                                                         --------------        --------------

                SHORELINE FINANCIAL CORPORATION
             CONSOLIDATED BALANCE SHEETS - CONTINUED
                                                          SEPTEMBER 30,          DECEMBER 31,
                                                              1997                   1996
                                                         --------------        ---------------
                                                           (unaudited)
Shareholders' equity
     Common stock:
       10,000,000 shares authorized;
       5,910,459 and 5,555,672 shares issued
       at September 30, 1997 and December 31, 1996,
       respectively
     Additional paid-in capital                              64,639,186            56,388,553
     Stock incentive plan (unearned shares)                    (525,410)
     Unrealized gain on securities
       available for sale, net                                1,518,288             1,378,327
     Retained earnings                                        9,177,040            11,651,322
                                                         --------------        --------------
       Total shareholders' equity                            74,809,104            69,418,202
                                                         --------------        --------------
     Total liabilities & shareholders' equity            $  876,663,995        $  716,094,819
                                                         ==============        ==============

The accompanying notes are an integral part of these consolidated financial statements.

                      SHORELINE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                  --------------------------------    -------------------------------
                                       1997               1996             1997             1996
                                  -------------     --------------    -------------    --------------
INTEREST INCOME
     Loans, including fees        $  13,869,295     $   11,102,467    $  36,543,362    $  32,708,641
     Securities                       2,880,386          2,478,463        7,944,920        7,305,755
     Deposits with banks                104,537            111,609          355,133          306,638
     Federal funds sold                 112,320             69,735          789,803          219,472
                                  -------------     --------------    -------------    -------------
       Total interest income         16,966,538         13,762,274       45,633,218       40,540,506
                                  -------------     --------------    -------------    -------------
INTEREST EXPENSE
     Deposits                         7,664,832          6,056,129       20,546,605       18,058,176
     Other                              761,072            283,939        1,537,608          643,682
                                  -------------     --------------    -------------    -------------
       Total interest expense         8,425,904          6,340,068       22,084,213       18,701,858
                                  -------------     --------------    -------------    -------------
NET INTEREST INCOME                   8,540,634          7,422,206       23,549,005       21,838,648
     Provision for loan losses          180,000            150,000          420,000          450,000
                                  -------------     --------------    -------------    -------------
NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES                           8,360,634          7,272,206       23,129,005       21,388,648
                                  -------------     --------------    -------------    -------------
OTHER INCOME
     Service charges on deposit
       accounts                         533,588            458,317        1,551,274        1,325,052
     Trust fees                         423,637            385,501        1,242,501        1,165,390
     Securities gains                     9,785              6,316          122,688          190,660
     Other                              546,274            298,962        1,215,671          516,818
                                  -------------     --------------    -------------    -------------
       Total other income             1,513,284          1,149,096        4,132,134        3,197,920
                                  -------------     --------------    -------------    -------------
OTHER EXPENSES
     Personnel                        2,991,317          2,696,819        8,446,006        7,979,434
     Occupancy                          402,416            338,241        1,095,917        1,015,680
     Equipment                          557,685            470,810        1,590,702        1,434,706
     Other                            1,780,201          1,661,088        4,693,494        4,299,791
                                  -------------     --------------    -------------    -------------
       Total other expense            5,731,619          5,166,958       15,826,119       14,729,611
                                  -------------     --------------    -------------    -------------

INCOME BEFORE INCOME
TAXES                                 4,142,297          3,254,344       11,435,020        9,856,957
     Federal income tax expense       1,289,500            919,000        3,390,500        2,770,800
                                  -------------     --------------    -------------    -------------
NET INCOME                        $   2,852,797     $    2,335,344    $   8,044,520    $   7,086,157
                                  =============     ==============    =============    =============
EARNINGS PER SHARE                $         .49     $          .40    $        1.37    $        1.22
                                  =============     ==============    =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                      SHORELINE FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                         -----------------------------
                                                             1997             1996
                                                         ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  8,044,520    $   7,086,157
Adjustments to reconcile net income to net cash
from operating activities:
     Depreciation and amortization                          1,215,992        1,118,301
     Provision for loan losses                                420,000          450,000
     Net amortization and accretion on securities             199,600          441,912
     Amortization of goodwill and related core
       deposit intangibles                                    368,425          211,749
     Stock incentive expense                                   80,840                0
     Gains on sales and calls of securities                  (122,688)        (190,660)
     Decrease in other assets                                (597,150)        (702,862)
     (Decrease)/increase in other liabilities              (1,660,556)         322,649
                                                         ------------    -------------
NET CASH FROM OPERATING ACTIVITIES                          7,948,983        8,737,246
                                                         ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash paid for acquisition of SJS (See Note 2)    (20,436,447)               0
     Sale of mortgage loan pool                             8,842,810                0
     Net increase in loans                                (13,488,722)     (33,633,324)
     Securities available for sale:
       Purchases                                          (33,394,954)     (17,657,433)
       Proceeds from sales                                 15,771,748        7,859,399
       Proceeds from maturities, calls and principal
          reductions                                       12,035,611       13,730,504
     Securities held to maturity:
       Purchases                                           (4,276,335)      (8,681,583)
       Proceeds from sales                                          0          354,060
       Proceeds from maturities, calls and principal
          reductions                                        8,380,242        8,241,754
     Premises and equipment expenditures                   (1,644,770)      (1,453,370)
                                                         ------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                     (28,210,817)     (31,239,993)
                                                         ------------    -------------

                      SHORELINE FINANCIAL CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                (UNAUDITED)
                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                         -----------------------------
                                                             1997             1996
                                                         ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                              10,803,926       22,344,020
     Net increase in short-term borrowings                  1,717,277        5,205,359
     Proceeds from FHLB advances                           19,500,000        7,000,000
     Repayment of FHLB advances                            (8,926,239)               0
     Dividends paid                                        (3,715,536)      (3,259,396)
     Proceeds from shares issued                              841,117          697,492
     Payments to retire common stock                                0         (354,725)
                                                         ------------    -------------
NET CASH FROM FINANCING ACTIVITIES                         20,220,545       31,632,750
                                                         ------------    -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                       (41,289)       9,130,003
     Cash and Cash Equivalents at Beginning of Year        61,558,670       42,760,198
                                                         ------------    -------------
     Cash and Cash Equivalents at September 30           $ 61,517,381    $  51,890,201
                                                         ============    =============

CASH PAID DURING THE YEAR FOR:
     Interest                                            $ 21,653,560    $  18,627,922
     Income Taxes                                        $  3,077,000    $   2,809,000

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
     Shares issued under stock incentive plan in the amount of $606,250


The accompanying notes are an integral part of these consolidated financial statements.

                      SHORELINE FINANCIAL CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of Regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Shoreline Financial Corporation ("Shoreline" or the "Corporation") as of September 30, 1997 and December 31, 1996, and the results of its operations for the three and nine months ended September 30, 1997 and 1996, and its cash flows for the nine months then ended. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Income tax effects must also be shown. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 is not expected to have a material impact on the results of operations or financial condition of the Corporation.

          In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The adoption of SFAS No. 131 is not expected to have a material impact on the results of operations or financial condition of the Corporation.

PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of Shoreline Financial Corporation and its wholly owned subsidiary, Shoreline Bank, together referred as "Shoreline." All material intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

          Securities are classified into held to maturity, available for sale and trading categories. Held to maturity securities are those which Shoreline has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available for sale securities are those which Shoreline may decide to sell if needed for liquidity, asset-liability management or other reasons. Available for sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains or losses included in earnings. Shoreline did not hold any securities considered for this category at any time during the third quarter of 1997.

          Realized gains or losses are determined based on the amortized cost of the specific security sold.

          During the nine-month period ended September 30, 1997, the proceeds from sales of available for sale securities were $15,771,748, with gross realized gains of $120,634 and gross realized losses of $10,040 from those sales. Gross gains of $12,094 were realized on calls of securities during the same period. For this period, the change in net unrealized holding gains on available for sale securities was an increase of approximately $212,000. There were no sales or transfers of securities classified as held to maturity.

INTANGIBLE ASSETS

          Goodwill represents the excess of the purchase price over the net value of tangible assets acquired and related core deposit intangibles identified in acquisitions. Goodwill is expensed on the straight-line method over no more than 25 years. The related core deposit intangibles are amortized on an accelerated basis over the estimated life of the deposits acquired. Goodwill and core deposit intangibles totaled approximately $12,077,000 and $2,377,000 at September 30, 1997 and December 31, 1996,
respectively. The increase is attributable to the acquisition of SJS Bancorp, Inc. as discussed below. These amounts are included in Other Assets in the accompanying balance sheets.

INCOME TAXES

          Income tax expense for the periods ended September 30, 1997 and 1996 is based upon the asset and liability method. Shoreline records income tax expense based on the amount of taxes due on its tax return plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted rates.

EARNINGS PER SHARE

          Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares with a dilutive effect. Common equivalent shares are shares which may be issuable to employees upon exercise of outstanding stock options.
The average number of shares outstanding was 5,904,372 in the third quarter of 1997 and 5,803,970 in the third quarter of 1996. The average number of shares outstanding was 5,882,553 in the nine months ended September 30, 1997 and 5,794,082 in the nine months ended September 30, 1996.


NOTE  2 - ACQUISITION

        On June 13, 1997, Shoreline completed the acquisition of all of the outstanding stock of SJS Bancorp, Inc. ("SJS"), headquartered in St. Joseph, Michigan, for approximately $24.8 million in cash.

        The acquisition is accounted for as a purchase. Intangibles are amortized under various methods over their estimated lives. The fair values of assets and liabilities assumed were as follows (in thousands):

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

NOTE  3 - INCOME TAXES

        Components of the provision for federal income taxes are as follows:

                                               SEPTEMBER 30, 1997
                                               ------------------
Taxes currently payable                           $   3,350,000
Deferred tax expense                                     40,500
                                                  -------------
    Income tax expense                            $   3,390,500
                                                  =============

The deferred income taxes are due primarily to the temporary difference related to depreciation, bad debt deductions, mark-to-market of securities held for sale and deferred loan fees.

        The difference between the provision for income taxes shown on the statement of income and amounts computed by applying the statutory federal income tax rate to income before income taxes is as follows:

                                                      SEPTEMBER 30, 1997
                                                      ------------------
Income tax calculated at statutory federal rate of 34%    $   3,888,000
Increase (decrease) due to tax effect of
   Tax-exempt income                                           (643,000)
   Nondeductible expense and other                              145,500
                                                          -------------
     Income tax expense                                   $   3,390,500
                                                          =============

        The components of the net deferred tax asset recorded in the balance sheet as of September 30, 1997 are as follows:

Total deferred tax liabilities                   $  (1,281,000)
Total deferred tax assets                             3,606,000
Total valuation allowance                                     0
                                                 --------------
     Net deferred tax asset                      $    2,325,000
                                                 ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion compares the financial condition of Shoreline Financial Corporation ("Shoreline") at September 30, 1997 to December 31, 1996 and the results of operations for the three and nine months ended September 30, 1997 with the same periods in 1996. The acquisition of SJS Bancorp, Inc. ("SJS") in the quarter ended June 30, 1997 is reflected in the balance sheet of Shoreline with the addition of approximately $134 million in market valued assets and liabilities (see
Note 2). As such, average balance comparisons normally used in the balance sheet discussion provide limited usefulness due to the SJS transaction. Therefore, the discussion relating to the financial condition of Shoreline compares actual balances of selected items.

FINANCIAL CONDITION

          Total assets of Shoreline were $876.7 million as of September 30, 1997, a 22.4% increase compared to the balance of $716.1 million at December 31, 1996. The acquisition of SJS accounted for $133.7 million of such growth.

          Total deposits on September 30, 1997 were $738.0 million, an increase of $121.5 million from December 31, 1996. Deposits added to the balance sheet as a result of the SJS acquisition totaled $110.7 million. Approximately 75% of these deposits were interest-bearing time deposits.
Only $1.3 million of the SJS deposits were noninterest-bearing. Without considering the SJS deposits, total deposits have increased $10.8 million from December 31, 1996. The majority of this increase ($9.0 million) occurred in the third quarter of 1997. Growth in Shoreline's Super Public Fund account, an interest-bearing demand deposit account geared toward municipalities, as well as increases in core deposit accounts including demand deposits and personal checking accounts provided retail funding sources. Gains in the Super Public Fund account can be attributed to seasonal funding patterns of the municipalities. Growth in these deposits was partially offset by declines in money market, savings and certificates of deposit accounts during the third quarter of 1997.

          Borrowings from the Federal Home Loan Bank of Indianapolis ("FHLB") increased to $50.3 million as of September 30, 1997 from $18.0 million as of December 31, 1996. The majority of this increase resulted from the addition of $21.7 million in outstanding borrowings of SJS. Shoreline has also taken advantage of its membership in the FHLB by increasing its borrowings as an alternative source of funds throughout 1997. This source of wholesale funding provides an alternative to conventional retail funding at comparable or reduced cost.

          Total loans increased $117.4 million to $618.0 million as of September 30, 1997 from $500.6 million as of December 31, 1996. Of this increase, $112.3 million was attributable to the acquisition of SJS. Eliminating this effect, Shoreline's loan portfolios increased $5.1 million over the nine-month period ended September 30, 1997. The majority of this increase occurred in the commercial loan portfolio, where volume rose $15 million - $10.6 million of which occurred in the third quarter of 1997. Eliminating the impact of the SJS merger, consumer loans increased $6.7 million primarily as a result of a promotional program held early in the second quarter and repeated in the third quarter of 1997. The mortgage loan portfolio declined $16.6 million primarily due to ongoing sales of originated fixed rate loans in the secondary market in conformity with the bank's asset-liability policy and the block sale of $8.8 million of low rate 30 year loans in the third quarter of 1997. This sale was comprised of all secondary market eligible loans with rates ranging from 6.75% through 7.475%. Management believes this transaction will allow Shoreline to more effectively manage and distribute the mix of its assets through prudent asset-liability management. Management believes reinvestment of these assets is enhanced by the transaction.

          Total investment securities were $168.3 million as of September 30, 1997, an increase of $30.4 million from December 31, 1996.
The SJS transaction added $28.8 million to Shoreline's securities portfolio, of which $27.6 million were U.S. Government Agency securities designated as available for sale. Shoreline's short-term investments were impacted by the payment of $24.8 million for the purchase of all of the outstanding common stock of SJS. Total cash and cash equivalents at September 30, 1997, approximating the level at year end 1996, is representative of the level at which Shoreline will normally operate.

          Other assets increased $11.1 million to $23.1 million as of September 30, 1997 from $12.0 million as of December 31, 1997. The purchase accounting method was used in the acquisition of SJS, resulting in the addition of related intangibles totaling $10.6 million.

          Total non-performing assets at September 30, 1997 were $2.8 million, which represents .47% of Shoreline's total loan portfolio at that date. Non-performing assets include loans that are classified for regulatory purposes as contractually past due 90 days or more, on non-accrual status or "troubled debt restructurings" and other real estate owned.

          During the third quarter of 1997, Shoreline recorded charge-offs net of recoveries totalling $47,309. Total net charge-offs on a fiscal year-to-date basis were only $74,024, which represents .01% of average total loans for the same period. The provision for loan losses for the third quarter of 1997 was $180,000, an increase of $60,000 over the second quarter of the year. Management believes the increased provision provides stability to the allowance for loan losses as a percentage of total loans after the addition of loans from SJS. At September 30, 1997, Shoreline's allowance for loan losses was $7,781,515, which provides a coverage ratio of 2.8 times the level of non-performing assets identified at that date. The SJS transaction added approximately $540,000 to Shoreline's allowance. This amount, as well as the increased provision in the third quarter of 1997, raised Shoreline's allowance as a percentage of total loans to 1.24% at September 30, 1997 from 1.23% at June 30, 1997. Management believes the level of the loan loss reserve is adequate to cover the risk associated with its loan portfolio.

LIQUIDITY AND RATE SENSITIVITY

          During the third quarter of 1997, Shoreline's loan to deposit ratio was 85.1%, up from the previous quarter's ratio of 81.4%. During the third quarter of 1997, average interest-earning deposits and federal funds sold represented 1.7% of Shoreline's total assets. Shoreline built its level of interest-earning deposits and federal funds sold to a much higher level during the second quarter of 1997 in anticipation of the cash purchase of SJS in June. Approximately $125 million or 74% of Shoreline's total securities portfolio was classified as available for sale on September 30, 1997 and $1,751,000 of loans were classified as held for sale. On September 30, 1997, Shoreline had commitments to make or purchase loans, including the unused portions of lines of credit, totaling approximately $116 million.

          On September 30, 1997, the cumulative funding gaps of interest-earning assets and interest-bearing liabilities for selected maturity periods are illustrated as follows:

                                           REPRICEABLE OR MATURING WITHIN:
                                         ------------------------------------
                                         0 TO 3          0 TO 12       0 TO 5
(000S)                                   MONTHS          MONTHS        YEARS
                                         ------          -------       ------
Interest-earning assets
     Loans                             $ 160,274       $ 271,178     $ 558,700
     Securities                           18,225          32,777        94,318
     Federal funds sold                   14,625          14,625        14,265
     Interest-earning deposits            10,232          10,232        10,232
                                       ---------       ---------     ---------
       Total                           $ 203,356       $ 328,812     $ 677,875
                                       =========       =========     =========
Interest-bearing liabilities
     Time deposits                     $  80,025       $ 241,555     $ 368,575
     Demand and savings deposits         288,448         288,448       288,448
     Other borrowings                     20,134          33,884        59,143
                                       ---------       ---------     ---------
       Total                           $ 388,607       $ 563,887     $ 716,166
                                       =========       =========     =========
Asset/(liability) gap                  $(185,251)      $(235,075)    $ (38,291)
                                       =========       =========     =========

          As shown, Shoreline had a cumulative liability gap position of $235.1 million within the one-year maturity period. At September 30, 1996, Shoreline reported a liability gap position in the same maturity period of $170.4 million. The increase reflects the addition of SJS rate sensitive assets and liabilities. This position suggests that if market interest rates decline in the next 12 months, Shoreline has the potential to earn more net interest income. A limitation of the traditional static gap analysis, however, is that it does not consider the timing or magnitude of noncontractual repricing. In addition, the static gap analysis treats demand and savings accounts as resistant to rate sensitivity. Because of these and other limitations of the static gap analysis, Shoreline's Asset/Liability Committee utilizes simulation modeling as its primary tool to project how changes in interest rates will impact net interest income. These models indicate, and management believes, that Shoreline is positioned such that changes in rates within anticipated ranges and under anticipated circumstances would not severely alter operating results.

CAPITAL RESOURCES

          Total shareholders' equity was $74.8 million on September
30, 1997. Included in this total are net unrealized gains on securities available for sale totaling $1.5 million, an increase of approximately $140,000 from December 31, 1996. During the third quarter of 1997, Shoreline's Board of Directors approved and paid a cash dividend of $.22 per share. Shoreline's capital ratios declined from December 31, 1996 reflecting the impact of its purchase of SJS. However, Shoreline's capital position still remains strong and is well above minimum regulatory standards. Shoreline remains classified as a "well-capitalized" institution under these standards.

                               SEPTEMBER 30, 1997        DECEMBER 31, 1996
                               ------------------        -----------------
Equity to assets                        8.53%                    9.69%
Tier I leverage                         7.08%                    9.30%
Risk-based:
   Tier I Capital                      11.59%                   15.10%
   Total Capital                       12.83%                   16.33%

RESULTS OF OPERATIONS
          Net income for the quarter ended September 30, 1997 was $2,852,797, an increase of 22.2%, or $517,453, over the same period in 1996. Revenue growth, both in net interest income and noninterest income, was the primary reason behind the improved profitability. The following table illustrates the effect that changes in rates and volumes of interest earning assets and interest-bearing liabilities had on net interest income for the three months ended September 30, 1997 and 1996:

                      THREE MONTHS ENDED SEPTEMBER 30
                                                1997           1996
                                                ----           ----
(000S)
Interest income (taxable equivalent)         $   17,306     $  14,075
Interest expense                                  8,426         6,340
                                             ----------     ---------
     Net interest income                     $    8,880     $   7,735
                                             ==========     =========
Average volume
     Interest-earning assets                 $  804,361     $ 654,693
     Interest-bearing liabilities               709,240       557,376
                                             ----------     ---------
       Net differential                      $   95,121     $  97,317
                                             ==========     =========
Average yields/rates:
     Yield on earning assets                       8.54%         8.55%
     Rate paid on liabilities                      4.71%         4.53%
                                             ==========     =========
            Interest spread                        3.83%         4.02%
                                             ==========     =========
       Net interest margin                         4.38%         4.70%
                                             ==========     =========
                                      -16-

The change in net interest income (in thousands) is attributable to the following:

                                      VOLUME          RATE       INC/(DEC)
                                      ------          ----       --------
Interest-earning assets             $    3,247      $     (16)   $   3,231
Interest-bearing liabilities             1,821            265        2,086
                                    ----------      ---------    ---------
     Net interest income            $    1,426      $    (281)   $   1,145
                                    ==========      =========    =========

          Net income for the nine months ended September 30, 1997, was $8,044,520, an increase of 13.5% over the same period in 1996. Increased revenue from net interest income and other income provided this increase. The following table illustrates the effect that changes in rates and volumes of interest earning assets and interest-bearing liabilities had on net interest income for the nine months ended September 30, 1997 and 1996.

                      THREE MONTHS ENDED SEPTEMBER 30
                                                1997           1996
                                                ----           ----
(000S)
Interest income (taxable equivalent)         $     46,328   $     41,359
Interest expense                                   22,084         18,702
                                             ------------   ------------
     Net interest income                     $     24,244   $     22,657
                                             ============   ============
Average volume
     Interest-earning assets                 $    730,045   $    645,290
     Interest-bearing liabilities                 633,137        550,952
                                             ------------   ------------
       Net differential                      $     96,908   $     94,338
                                             ============   ============
Average yields/rates:
     Yield on earning assets                         8.48%          8.56%
     Rate paid on liabilities                        4.66%          4.53%
                                             ============   ============
       Interest spread                               3.82%          4.03%
                                             ============   ============
       Net interest margin                           4.44%          4.69%
                                             ============   ============

The change in net interest income (in thousands) is attributable to the following:

                                      VOLUME          RATE       INC/(DEC)
                                      ------          ----       --------
Interest-earning assets             $     5,360     $    (391)   $    4,969
Interest-bearing liabilities              2,834           548         3,382
                                    -----------     ---------    ----------
     Net interest income            $     2,526     $    (939)   $    1,587
                                    ===========     =========    ==========

          Shoreline expensed $180,000 for the provision for loan losses in the third quarter of 1997, up $60,000 from the previous quarter. The provision for loan losses is based upon loan loss experience and such other factors which, in management's judgment, deserve current recognition in maintaining an adequate allowance for loan losses.

          Total other income for the quarter ended September 30, 1997 was $1,513,284, an increase of $364,188, or 31.7% over the third quarter in 1996. Increased other income accounted for approximately $247,000 of this increase. Increased gains from the sale of mortgage loans as well as increased ATM fee income provided the majority of the increase in other income. Increased deposit service charge income contributed
$75,000 to the increase in total other income. For the nine months ended September 30, total other income was $4,132,134 in 1997 compared to $3,197,920 in 1996. This is an increase of 29.2% or $934,214. Again, increased other income provided the majority of growth in this area. Other income for the nine months ended September 30, 1997 totaled $1,215,671, an increase of $698,853 over same period in 1996. Gains on the sale of mortgage loans accounted for $338,957 of this increase, with ATM fee income and investment and insurance sale income also contributing to the $710,706 increase. Deposit service charge income increased $226,222 or 17.1% in the nine months ended September 30, 1997 compared to the same period in 1996. Trust fee income provided an additional $77,000 in 1997 year-to-date. As a percentage of average assets, other income for the first nine months in 1997 totaled .69% compared to .59% in 1996.

          Total other expense was $5,731,619 during the third quarter of 1997, an increase of $564,661 or 10.9% over the same period in 1996. Assimilation of the SJS merger, including increased personnel costs which amount to over 50% of the increased expense, contributed to the total. For the nine months ended September 30, 1997, total other expense was $15,826,119, which is an increase of 7.4% or $1,096,508 over the nine months ended September 30, 1996. Increased use of professional services related to outsource arrangements and consulting projects along with increased advertising, personnel and other expenses related to the SJS acquisition contributed to the increase. As a percentage of average assets, total other expense was 2.71% through September 1997. This compares to the prior year's ratio over the same time period of 2.86%. Shoreline's efficiency ratio also declined from 57.2% in the first nine months of 1996 to 55.7% in the first nine months of 1997.

          In summary, Shoreline's net income of $2,852,797 in the third quarter of 1997 produced a return on average shareholders' equity of 15.31% and a return on average assets of 1.31%. On a year-to-date basis, Shoreline's return on average shareholders' equity was 14.94% and its return on average assets was 1.38% for 1997 which favorably compare to 1996 ratios of 14.39% and 1.38%, respectively. Earnings per share through September 30, 1997 was $1.37 and dividends per share was $.63. These compare to earnings per share and dividends per share through September 30, 1996 of $1.22 and $.56, respectively.

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

3.2 Bylaws. Previously filed as Exhibit 3(b) to the Registrant's Form S-1 Registration Statement filed March 23, 1990. Here incorporated by reference.

 27  Financial Data Schedule

              (b) REPORTS ON FORM 8-K. On August 26, 1997, Shoreline filed Amendment No. 1 relating to its Form 8-K filed on June 27, 1997 reporting the acquisition of SJS Bancorp, Inc. This amendment provided pro forma financial information under Item 7 that was permitted to be omitted from the original Form 8-K filing. The pro forma financial information included in that report was:

                 (1) The Consolidated Condensed Balanced Sheets of Shoreline Financial Corporation at June 30, 1997, filed as part of Shoreline's quarterly report on Form 10-Q for the quarter ended June 30, 1997, reflect the effect of the transaction. Therefore, no pro forma balance sheet was required;

                 (2) Pro Forma Condensed Statements of Income for the year ended December 31, 1996, and the quarter ended June 30, 1997; and

                 (3)     Notes to Pro Forma Condensed Combined Financial
       Statements.

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SHORELINE FINANCIAL CORPORATION
                                       (Registrant)


Date November 13, 1997            /s/Dan L. Smith
                                  Dan L. Smith
                                  Chairman, President and Chief Executive
                                    Officer


Date November 13, 1997            /s/Wayne R. Koebel
                                  Wayne R. Koebel
                                  Executive Vice President, Chief Financial
                                     Officer, Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)

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