Form 10-K
period 1997-12-31
SHORELINE FINANCIAL CORP
filed 1998-03-31
CIK 822697

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1997

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

State the aggregate market value of the common stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

       Aggregate Market Value as of March 10, 1998:  $261,696,638.25

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Common Stock outstanding at March 10, 1998:  5,930,802 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference in Part II. Portions of the registrant's Definitive Proxy Statement for its May 14, 1998, annual meeting of shareholders are incorporated by reference in Part III.

                                  PART I

ITEM 1.   BUSINESS

GENERAL

     Shoreline Financial Corporation ("Shoreline" or the "Corporation") is a bank holding company. Shoreline had assets at December 31, 1997, totaling $857.8 million, deposits of $722.7 million and shareholders' equity of $76.9 million.

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

     Shoreline's principal markets for financial services are the communities in which Shoreline Bank is located and the areas immediately surrounding these communities. Shoreline serves these markets through 29 offices located in southwestern Michigan. Shoreline has no material foreign assets or income.

     The principal source of revenue for Shoreline is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 73.7% of Shoreline's total revenues in 1997, 74.5% of Shoreline's total revenues in 1996, and 73.5% in 1995. Interest on investment securities accounted for 15.8% of Shoreline's total revenues in 1997, 16.6% in 1996, and 17.4% in 1995. See the Consolidated Financial Statements incorporated by reference in Item 8 of this report for more information about the revenues, profits and assets of Shoreline.

     Shoreline and Shoreline Bank employed approximately 350 persons at December 31, 1997.

RECENT DEVELOPMENTS

     Effective June 13, 1997, Shoreline acquired SJS Bancorp, Inc. ("SJS"), a bank holding company, and its subsidiary, SJS Federal Savings Bank. The acquisition was effected by a merger of SJS into Shoreline. This transaction was accounted for as a purchase for accounting purposes. At the effective date, SJS had assets totaling approximately $134 million and deposits of approximately $111 million. The principal market for financial services offered by SJS was St. Joseph, South Haven and Stevensville, Michigan.

     On December 8, 1997, Shoreline signed an Affiliation Agreement with The State Bank of Coloma ("Coloma"). Under that Agreement, Coloma would merge with and into Shoreline Bank. The merger is anticipated to be treated as a pooling of interests for accounting purposes. Coloma has assets of approximately $29 million and provides banking services to Coloma, Michigan and surrounding areas. Completion of the transaction is subject to regulatory approvals and other customary conditions and is anticipated to be consummated in the second quarter of 1998.

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

SUPERVISION AND REGULATION

     Banks and bank holding companies are extensively regulated. Shoreline Bank is chartered under state law and is supervised, examined and regulated by both the Financial Institutions Bureau ("FIB") of the Michigan Department of Consumer and Industry Services and the Federal Deposit Insurance Corporation ("FDIC"). Shoreline is regulated by the Federal Reserve System. The business activities of Shoreline Bank are significantly limited in a number of respects by federal and state laws governing banks.

Deposits of Shoreline Bank are insured by the FDIC to the extent provided by law. Prior approval of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), the FDIC, the FIB, and in some cases various other government agencies, will be required for Shoreline to acquire control of any additional banks or other operating subsidiaries.

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

     Banks are subject to a number of federal and state laws and regulations that have a material impact upon their business. These include, among others, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, electronic funds transfer laws, redlining laws, antitrust laws, environmental laws and privacy laws. The instruments of monetary policy of authorities, such as the Federal Reserve Board, may be used to influence the growth and distribution of bank loans, investments and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") substantially changed the geographic constraints applicable to the banking industry. The Riegle-Neal Act allows bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law. The Riegle-Neal Act also allows banks to establish interstate branch networks through acquisitions of other banks. The establishment of DE NOVO interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997.

     Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner of the FIB, (i) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (ii) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (iii) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (iv) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (v) establishment by foreign banks of branches located in Michigan.

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

     Shoreline is currently addressing a potential problem facing all users of automated information systems. The problem is how existing application software programs and operating systems can accommodate the date value for the year 2000. Shoreline, by nature, is highly dependent upon computer systems because of significant transaction volumes and date dependency for interest calculations on financial instruments such as loans and deposits.

     Shoreline developed and implemented a plan to address the year 2000 issue during 1997. The plan includes four general phases: raising awareness, assessing existing systems, renovating or replacing non-compliant systems and validating and testing. As Shoreline does not develop or write its own software systems, Shoreline must rely on third party vendors to bring systems into compliance with the year 2000.
Shoreline has initiated formal communications with its third party vendors as a part of its assessment phase to determine which of its systems may be vulnerable to third parties' failure to resolve year 2000 issues.

     Shoreline will continue to assess the impact of year 2000 issues on its computer-based systems and applications throughout 1998. Its goal is to have all critical systems and applications compliant with the century change by the fourth quarter of 1998, allowing for full validation and testing during 1999. Shoreline will incur costs associated with this project in the form of personnel expense, professional fees and investments in new or upgraded technology. Based upon information currently available, management does not presently anticipate that the costs to address year 2000 issues will have a material impact on Shoreline's financial position, results of operations or cash flows.

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
------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31 (IN THOUSANDS)                       1997                                       1996
------------------------------------------------------------------------------------------------------------------------------
                                              AVERAGE                    AVERAGE           AVERAGE                 AVERAGE
                                              BALANCE      INTEREST        RATE            BALANCE     INTEREST     RATE
                                             -------------------------------------       ----------------------------------
INTEREST-EARNING ASSETS
  Interest-earning deposits                  $   18,484    $   1,022        5.53%        $   9,214     $    480      5.21%
  Federal funds sold                              8,511          457        5.37%            8,066          424      5.26%
  Securities:
      Taxable                                   119,327        8,586        7.20%          105,229        7,358      6.99%
      Tax-exempt <F2>                            35,783        3,352        9.37%           37,691        3,577      9.49%
  Loans - net of unearned income <F1><F2>       567,528       50,524        8.90%          490,200       43,835      8.94%
                                             ----------    ---------                     ---------     --------
      Total interest-earning assets             749,633       63,941        8.53%          650,400       55,674      8.56%
                                                           ---------                                   --------
NON-EARNING ASSETS
  Cash and due from banks                        30,478                                     28,606
  Other assets                                   30,501                                     21,800
  Allowance for loan losses                      (7,367)                                    (6,764)
                                             ----------                                  ---------
      Total assets                           $  803,245                                  $ 694,042
                                             ==========                                  =========
INTEREST-BEARING LIABILITIES
  Demand deposits                            $  102,956        3,081        2.99%        $  86,450        2,275      2.63%
  Savings deposits                              169,264        5,776        3.41%          169,959        5,729      3.37%
  Time deposits                                 337,382       19,332        5.73%          279,235       16,234      5.81%
  Short-term borrowed funds                       7,674          328        4.27%            5,327          216      4.05%
  FHLB advances                                  34,668        1,929        5.56%           13,800          731      5.30%
                                             ---------     ---------                     ---------     --------
      Total interest-bearing liabilities        651,944       30,446        4.67%          554,771       25,185      4.54%
                                                           ---------                                   --------
NON-INTEREST-BEARING LIABILITIES
  Demand deposits                                74,046                                     68,621
  Other liabilities                               4,224                                      3,988
  Shareholders' equity                           73,031                                     66,662
                                             ----------                                  ---------
      Total liabilities and shareholders'
        equity                               $  803,245                                  $ 694,042
                                             ==========                                  =========
NET INTEREST INCOME                                        $  33,495                                   $ 30,489
                                                           =========                                   ========
NET INTEREST INCOME AS A PERCENTAGE
  OF INTEREST-EARNING ASSETS                                                4.47%                                    4.69%
                                      -7-                                  =====                                    =====

------------------------------------
                 1995
------------------------------------
   AVERAGE                  AVERAGE
   BALANCE     INTEREST       RATE
  ----------------------------------

  $      83    $       3       3.61%
     15,187          889       5.85%

     99,814        6,774       6.79%
     43,924        4,040       9.20%
    447,329       40,657       9.09%
  ---------     --------
    606,337       52,363       8.64%
                --------

     27,337
     20,404
     (6,309)
  ---------
  $ 647,769
  =========

  $  70,587        1,745       2.47%
    183,480        7,113       3.88%
    254,338       14,594       5.74%
      3,468          143       4.12%
      5,000          252       5.04%
  ---------    ---------
    516,873       23,847       4.61%
               ---------

     66,181
      4,453
     60,262
  ---------

  $ 647,769
  =========
               $  28,516
               =========

                               4.70%
                              =====

<F1>                Nonaccrual loans are included in the daily average
      loans outstanding for purposes of this calculation. See Note 1 to the Consolidated Financial Statements regarding recognition of loan fee income. Included in interest on loans are fees in the amount of $1,098,000, $667,000 and $471,000 in 1997, 1996 and 1995, respectively.

<F2>Yields are computed on a fully tax-equivalent basis using a federal income tax rate of 34% in all years presented.

LOANS
The following table summarizes year-end totals for the major categories of Shoreline's total loan portfolio for the last five years.

                                                                    DECEMBER 31,
-------------------------------------------------------------------------------------------------------------
                                            1997                        1996                       1995
-------------------------------------------------------------------------------------------------------------
                                                 % OF                         % OF                      % OF
(IN THOUSANDS)                       AMOUNT      TOTAL           AMOUNT       TOTAL         AMOUNT      TOTAL
----------------------------------   -----------------           ------------------         -----------------
Commercial, financial and
  agricultural                    $  230,338     37.17%       $  211,953      42.34%     $   191,437    41.08%
Real estate mortgage                 273,241     44.10%          214,201      42.79%         194,784    41.80%
Real estate construction              14,765      2.38%           10,243       2.05%          18,704     4.01%
Consumer                             101,292     16.35%           64,194      12.82%          61,070    13.11%
                                  ----------    ------        ----------     ------      -----------  -------
  Total loans                     $  619,636    100.00%       $  500,591     100.00%     $   465,995   100.00%
                                  ==========    ======        ==========     ======      ===========  =======

























-------------------------------------------------
           1994                      1993
-------------------------------------------------
                % OF                      % OF
    AMOUNT      TOTAL          AMOUNT     TOTAL
    -----------------          -----------------

 $   179,850    41.20%      $   166,745    40.31%
     175,912    40.30%          156,509    37.83%
      26,679     6.11%           27,337     6.61%
      54,088    12.39%           63,102    15.25%
 -----------   ------       -----------   ------
 $   436,529   100.00%      $   413,693   100.00%
 ===========   ======       ===========   ======

LOAN MATURITY

The following table summarizes the maturity distribution and interest rate sensitivity of the loan portfolio, excluding real estate mortgage and consumer loans.

                                                          DECEMBER 31, 1997
--------------------------------------------------------------------------------------------
                                        DUE IN ONE           DUE IN ONE           DUE AFTER
(IN THOUSANDS)                         YEAR OR LESS         TO FIVE YEARS         FIVE YEARS
---------------------------------      -----------------------------------------------------
Commercial, financial and
  agricultural                          $     44,777        $    133,332          $   52,230
Real estate construction                       8,144               6,133                 488
                                        ------------        ------------          ----------
      Total                             $     52,921        $    139,465          $   52,718
                                        ============        ============          ==========
Loans due after one year:
  with fixed rates                                          $     99,967          $   15,260
                                                            ------------          ----------
  with floating rates                                       $     39,498          $   37,458
                                                            ------------          ----------


























     DECEMBER 31, 1996
---------------------------------------------------
 DUE IN ONE         DUE IN ONE          DUE AFTER
YEAR OR LESS      TO FIVE YEARS         FIVE YEARS
---------------------------------------------------

$     30,723       $    139,352         $    41,878
       6,933              1,195               2,115
------------       ------------         -----------
$     37,656       $    140,547         $    43,993
============       ============         ===========

                   $     84,803         $    12,818
                   ------------         -----------
                   $     55,744         $    31,175
                   ------------         -----------

ALLOWANCE ALLOCATION

The following table summarizes management's allocation of the allowance for loan losses over the past five years. The amounts indicated for each loan type include amounts allocated for specific loans as well as general allocations.

---------------------------------------------------------------------------------------------------------------
                                         DECEMBER 31, 1997       DECEMBER 31, 1996       DECEMBER 31, 1995
---------------------------------------------------------------------------------------------------------------
                                                   PERCENT                  PERCENT                  PERCENT
                                                  OF LOANS                 OF LOANS                 OF LOANS
                                                  IN EACH                  IN EACH                  IN EACH
                                                  CATEGORY                 CATEGORY                 CATEGORY
                                                  TO TOTAL                 TO TOTAL                 TO TOTAL
(IN THOUSANDS)                         ALLOWANCE    LOANS       ALLOWANCE    LOANS       ALLOWANCE    LOANS
-----------------------------          ------------------------------------------------------------------------
Commercial, financial and
   agricultural                       $   1,742      37.17%    $   2,491      42.34%    $  2,361       41.08%
Real estate mortgage                      1,328      44.10%          743      42.79%         698       41.80%
Real estate construction                    130       2.38%          115       2.05%         107        4.01%
Consumer                                  2,073      16.35%        1,166      12.82%       1,111       13.11%
Unallocated                               2,315                    2,380                   2,323
                                      ---------    -------     ---------     ------     --------      ------
                                      $   7,588     100.00%    $   6,895     100.00%    $  6,600      100.00%
                                      =========    =======     =========     ======     ========      ======






















---------------------------------------------------
     DECEMBER 31, 1994        DECEMBER 31, 1993
---------------------------------------------------
                PERCENT                  PERCENT
               OF LOANS                 OF LOANS
               IN EACH                  IN EACH
               CATEGORY                 CATEGORY
               TO TOTAL                 TO TOTAL
   ALLOWANCE    LOANS      ALLOWANCE      LOANS
---------------------------------------------------


  $  2,044       41.20%   $   2,112         40.31%
       559       40.30%         423         37.83%
       100        6.11%         106          6.61%
       995       12.39%       1,103         15.25%
     2,254                    1,842
  --------      ------    ---------        ------
  $  5,952      100.00%   $   5,586        100.00%
  ========      ======    =========        ======

ALLOWANCE ACTIVITY

The following table summarizes loan and allowances information for each period shown.

                                                             DECEMBER 31,
----------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                    1997              1996           1995            1994           1993
----------------------------------------------------------------------------------------------------------
Loans outstanding, end
  of period                   $   619,636       $   500,591     $   465,995     $  436,529    $   413,693
                              ===========       ===========     ===========     ==========    ===========

Daily average of loans
  outstanding for the
  period                      $   567,528       $   490,200     $   447,329     $  428,478    $   385,138
                              ===========       ===========     ===========     ==========    ===========
Allowance for loan losses,
  balance at beginning of
  period                      $     6,895       $     6,600     $     5,952     $    5,586    $     4,566
                              -----------       -----------     -----------     ----------    -----------
Additions from acquisition            540

Charge-offs:
  Commercial, financial
    and agricultural                  379               240             151            391            186
  Real estate mortgage                535                35              70            105             84
  Real estate construction              0                 0               0              0              0
  Consumer                             44               318             271            517            332
                              -----------       -----------     -----------     ----------    -----------
    Total charge-offs                 958               593             492          1,013            602
                              -----------       -----------     -----------     ----------    -----------
Recoveries:
  Commercial, financial
    and agricultural                  302                97             200            367            107
  Real estate mortgage                184                57              14              0              1
  Real estate construction              0                 0               0              0              0
  Consumer                             25               134             176            262            134
                              -----------       -----------     -----------     ----------    -----------
    Total recoveries                  511               288             390            629            242
                              -----------       -----------     -----------     ----------    -----------
      Net charge-offs                 447               305             102            384            360
                              -----------       -----------     -----------     ----------    -----------
Provision charged to
  income                              600               600             750            750          1,380
                              -----------       -----------     -----------     ----------    -----------
Balance at end of period      $     7,588       $     6,895     $     6,600     $    5,952    $     5,586
                              ===========       ===========     ===========     ==========    ===========

Key Ratios:
Net charge-offs to average
  loans                              0.08%             0.06%           0.02%          0.09%          0.09%
Recoveries to total
  charge-offs                       53.30%            48.57%          79.27%         62.09%         40.20%

Allowance to total loans
  at end of period                   1.22%             1.38%           1.42%          1.36%          1.35%
Allowance to total non-
  performing loans at end
  of period                        349.84%           423.52%         458.65%        358.55%        126.78%
Provision to average loans           0.11%             0.12%           0.17%          0.17%          0.36%



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

MATURITY ANALYSIS

The following tables set forth the maturities and weighted average interest rates of Shoreline's securities as of December 31, 1997.

Available For Sale                                                                  MATURING
------------------------------------------------------------------------------------------------------------------------------
                                                                  AFTER ONE BUT         AFTER FIVE BUT
                                        WITHIN ONE YEAR         WITHIN FIVE YEARS      WITHIN TEN YEARS        AFTER TEN YEARS
(IN THOUSANDS)                         AMOUNT      YIELD        AMOUNT       YIELD     AMOUNT      YIELD      AMOUNT      YIELD
------------------------------------------------------------------------------------------------------------------------------
U.S. Treasuries                       $   4,016     6.22%   $ 17,273         6.69%    $       0     N/A     $      0      N/A
Agencies<F1>                             21,400     7.23%     13,113         7.33%            0     N/A            0      N/A
States and political subdivisions<F2>     3,490    10.70%      8,532        10.15%        9,170     9.39%      6,518      8.27%
Mortgage-backed securities:<F3>
 U.S. Government agencies                 2,093     5.71%     23,722         6.94%        4,840     6.29%      6,981      6.98%
 Collateralized mortgage
   obligations                               27     8.60%          0         N/A              0     N/A            0      N/A
Other securities                              0     N/A            0         N/A              0     N/A        4,360      8.03%
                                      ---------             --------                  ---------             --------
 Total                                $  31,026             $ 62,640                  $  14,010             $ 17,859
                                      =========             ========                  =========             ========

Held To Maturity                                                               MATURING
-------------------------------------------------------------------------------------------------------------------------------
                                                                   AFTER ONE BUT          AFTER FIVE BUT
                                          WITHIN ONE YEAR        WITHIN FIVE YEARS       WITHIN TEN YEARS       AFTER TEN YEARS
(IN THOUSANDS)                          AMOUNT       YIELD     AMOUNT         YIELD       AMOUNT   YIELD      AMOUNT      YIELD
-------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                          $       0      N/A    $      0         N/A      $       0    N/A      $      0      N/A
Agencies<F1>                              11,999      7.51%     2,000         7.92%            0    N/A             0      N/A
States and political subdivisions<F2>        257     11.11%     2,024         9.88%        1,921    9.22%       2,681      9.74%
Mortgage-backed securities:<F3>
 U.S. Government agencies                  1,292      7.16%    15,647         8.11%            0    N/A             0      N/A
 Collateralized mortgage
   obligations                                29      3.10%       536         7.53%            0    N/A             0      N/A
Other securities                               0      N/A          0          N/A              0    N/A             0      N/A
                                        --------             --------                  ---------
 Total                                 $  13,577             $ 20,207                  $   1,921             $  2,681
                                       =========             ========                  =========             ========

<F1>Maturity distribution based on call option of the issuer.  Management believes that the exercise of call options on these securities by the issuing agency is probable given the current interest rate environment.

<F2>The effective yields are weighted for the scheduled maturity of each security and weighted average yields are calculated on the basis of cost. Weighted interest rates have been computed on a fully taxable equivalent basis. The rates shown on securities issued by states and political subdivisions have been restated, assuming a 34% tax rate.

<F3> Maturity based upon estimated weighted average life.

TIME DEPOSITS OF $100,000 OR MORE

The time remaining until maturity of time certificates of deposit of $100,000 or more at December 31, 1997 is as follows:

--------------------------------------------------
TIME UNTIL MATURITY                 (IN THOUSANDS)
--------------------------------------------------
Three months or less               $    39,896
Over three through six months           17,763
Over six through twelve months          12,784
Over twelve months                      29,276
                                   -----------
      Total                        $    99,719
                                   ===========

ITEM 2.   PROPERTIES

     Shoreline maintains its offices and conducts its operations from the principal banking office of Shoreline Bank in Benton Harbor, Michigan. Shoreline Bank's principal office is located at 823 Riverview Drive, Benton Harbor, Michigan. This location encompasses approximately 21,000 square feet on three floors, all of which are occupied by Shoreline Bank and Shoreline Financial Corporation. Shoreline Bank owns the premises occupied by all but one of its 29 branch offices.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The information under the caption "Common Stock Information" on page
9 and under the subheading "Cash Dividends" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 21 of Shoreline's annual report to shareholders for the year ended December 31, 1997, is here incorporated by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information under the caption "Financial Highlights" on page 3 in Shoreline's annual report to shareholders for the year ended December 31, 1997, is here incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all subheadings on pages 9 through 21, inclusive, of Shoreline's annual report to shareholders for the year ended December 31, 1997, is here incorporated by reference.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the subheading "Quantitative and Qualitative Disclosures about Market Risk" in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" on pages
18 to 20 of Shoreline's annual report to shareholders for the year ended December 31, 1997, is here incorporated by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, notes and report of the independent auditors on pages 22 through 42 of Shoreline's annual report to shareholders for the year ended December 31, 1997, are here incorporated by reference.

     The information under the caption "Quarterly Financial Data" on page 8 of Shoreline's annual report to shareholders for the year ended
December 31, 1997, is here incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Shoreline's Definitive Proxy Statement for its May 14, 1998, annual meeting of shareholders is here incorporated by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Compensation of Executive Officers and Directors" in Shoreline's Definitive Proxy
Statement for its May 14, 1998, annual meeting of shareholders is here incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Voting Securities" in Shoreline's Definitive Proxy Statement for its May 14, 1998, annual meeting of shareholders is here incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" in Shoreline's Definitive Proxy Statement for its May 14, 1998, annual meeting of shareholders is here incorporated by reference.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) FINANCIAL STATEMENTS. The following consolidated financial statements and independent auditors' report of Shoreline Financial Corporation are filed as part of this report:

          Consolidated Balance Sheets--December 31, 1997 and 1996

          Consolidated Statements of Income for the years ended
          December 31, 1997, 1996 and 1995

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

          Notes to Consolidated Financial Statements

          Report of Independent Auditors dated February 20, 1998

The financial statements, the notes to financial statements and the report of independent auditors listed above are incorporated by reference in Item 8 of this report.

          (2)  FINANCIAL STATEMENT SCHEDULES. Not applicable.

          (3) EXHIBITS. The following exhibits are filed as part of this report:

     NUMBER                        EXHIBIT

       3.1 Restated Articles of Incorporation. Previously filed as Exhibit 3(a) to Shoreline's Quarterly Report on Form 10-Q for the period ended June 30, 1994. Here incorporated by reference.

       3.2 Bylaws. Previously filed as Exhibit 3(b) to Shoreline's Form S-1 Registration Statement filed March 23, 1990. Here incorporated by reference.

       4 Long-term debt. Shoreline has outstanding long-term debt which at the time of this report does not exceed 10% of Shoreline's total consolidated assets. Shoreline agrees to furnish copies of the agreements defining the rights of holders of such long-term indebtedness to the Securities and Exchange Commission upon request.

NUMBER                         EXHIBIT

      10.1 Form of Indemnity Agreement. Previously filed as Exhibit 10(d) to Shoreline's Form S-4 Registration Statement filed
                September 25, 1987.  Here incorporated by reference.

      10.2 Employment Agreements.<F*> Previously filed as Exhibit 10(b) to Shoreline's 1995 Form 10-K Annual Report filed March 28, 1996. Here incorporated by reference.

      10.3 1989 Stock Option Plan.<F*> Previously filed as Exhibit 28 to Shoreline's Form S-8 Registration Statement filed May 31, 1989. Here incorporated by reference.

      10.4      Deferred Compensation Agreements.<F*>  Previously filed as
                Exhibit 10(e) to Shoreline's 1991 Form 10-K Annual Report filed March 27, 1992. Here incorporated by reference.

      10.5      Bonus Program-1997.<F*>

      10.6 Stock Incentive Plan of 1996.<F*> Previously filed as an appendix to Shoreline's Definitive Proxy Statement for its May 1, 1996, annual meeting of shareholders. Here incorporated by reference.

      10.7      Directors' Deferred Compensation Plan.<F*>  Previously filed as
                Exhibit 10(g) to Shoreline's 1996 Form 10-K Annual Report filed March 26, 1997. Here incorporated by reference.

      11        Statement Regarding Computation of Earnings per Common Share.
                The computation of earnings per common share is fully described in Note 1 to the Consolidated Financial Statements incorporated by reference in Item 8 of this report.

      13 Annual Report to Shareholders of Shoreline Financial Corporation for the year ended December 31, 1997.

      21        List of Subsidiaries.

      23        Consent of Independent Auditors.

      24        Powers of Attorney.

      27.1      Financial Data Schedule for Year Ended December 31, 1997.

      27.2      Restated Financial Data Schedule for Year Ended December 31,
                1995.
_________________________________

[FN]
<F*>  These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

     Shoreline will furnish a copy of any exhibit listed above to any shareholder of Shoreline without charge upon written request to Mr. Wayne Koebel, Secretary, Shoreline Financial Corporation, 823 Riverview Drive, Benton Harbor, Michigan 49022.

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


                                   SHORELINE FINANCIAL CORPORATION
                                   (Registrant)


Date: March 31, 1998                 By   /s/Dan L. Smith
                                          Dan L. Smith
                                          Chairman, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


March 31, 1998                         */s/Louis A. Desenberg
                                        Louis A. Desenberg
                                        Director


March 31, 1998                         */s/Merlin J. Hanson
                                        Merlin J. Hanson
                                        Director


March 31, 1998                         */s/Thomas T. Huff
                                        Thomas T. Huff
                                        Director


March 31, 1998                         */s/James E. LeBlanc
                                        James E. LeBlanc
                                        Director


March 31, 1998                         */s/L. Richard Marzke
                                        L. Richard Marzke
                                        Director


March 31, 1998                         */s/James F. Murphy
                                        James F. Murphy
                                        Director


March 31, 1998                          /s/Dan L. Smith
                                        Dan L. Smith
                                        Chairman, President, Chief
                                        Executive Officer and Director
                                       (Principal Executive Officer)


March 31, 1998                         */s/Robert L. Starks
                                        Robert L. Starks
                                        Director

March 31, 1998                         */s/Jeffery H. Tobian
                                        Jeffery H. Tobian
                                        Director


March 31, 1998                         */s/Ronald L. Zile
                                        Ronald L. Zile
                                        Director


March 31, 1998                          /s/Wayne R. Koebel
                                        Wayne R. Koebel
                                        Executive Vice President, Chief
                                        Financial Officer, Secretary and
                                        Treasurer
                                        (Principal Financial and
                                        Accounting Officer)


                                       *By /s/Dan L. Smith
                                           Dan L. Smith
                                           Attorney-in-Fact for
                                            the indicated persons

                            EXHIBIT INDEX

NUMBER                        EXHIBIT

3.1       Restated Articles of Incorporation.  Previously filed as
          Exhibit 3(a) to Shoreline's Quarterly Report on Form
          10-Q for the period ended June 30, 1994. Here incorporated by reference.

3.2       Bylaws.  Previously filed as Exhibit 3(b) to
          Shoreline's Form S-1 Registration Statement filed March 23, 1990. Here incorporated by reference.

4 Long-term debt. Shoreline has outstanding long-term debt which at the time of this report does not exceed 10% of Shoreline's total consolidated assets. Shoreline agrees to furnish copies of the agreements defining the rights of holders of such long-term indebtedness to the Securities and Exchange Commission upon request.

10.1 Form of Indemnity Agreement. Previously filed as Exhibit 10(d) to Shoreline's Form S-4 Registration Statement filed September 25, 1987. Here incorporated by reference.

10.2 Employment Agreements.<F*> Previously filed as Exhibit 10(b) to Shoreline's 1995 Form 10-K Annual Report filed March
          28, 1996.  Here incorporated by reference.

10.3 1989 Stock Option Plan.<F*> Previously filed as Exhibit 28 to Shoreline's Form S-8 Registration Statement filed
          May 31, 1989.  Here incorporated by reference.

10.4      Deferred Compensation Agreements.<F*>  Previously filed as
          Exhibit 10(e) to Shoreline's 1991 Form 10-K Annual
          Report filed March 27, 1992. Here incorporated by reference.

10.5      Bonus Program-1997.<F*>

10.6 Stock Incentive Plan of 1996.<F*> Previously filed as an appendix to Shoreline's Definitive Proxy Statement for its May 1, 1996, annual meeting of shareholders. Here incorporated by reference.

10.7 Directors' Deferred Compensation Plan.<F*> Previously filed as Exhibit 10(g) to Shoreline's 1996 Form 10-K Annual
          Report filed March 26, 1997. Here incorporated by reference.

11 Statement Regarding Computation of Earnings per Common Share. The computation of earnings per common share is fully described in Note 1 to the Consolidated Financial Statements incorporated by reference in Item 8 of this report.

13        Annual Report to Shareholders of Shoreline Financial
          Corporation for the year ended December 31, 1997.

21        List of Subsidiaries.

23        Consent of Independent Auditors.

24        Powers of Attorney.

27.1      Financial Data Schedule for Year Ended December 31, 1997.

27.2      Restated Financial Data Schedule for Year Ended December 31, 1995.
________________________________

<F*>  These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.