Form 10-Q
period 1998-03-31
SHORELINE FINANCIAL CORP
filed 1998-05-15
CIK 822697

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                        --------------------------

                                 FORM 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

                    Yes __X__            No _____

As of April 30, 1998, there were 8,909,573 issued and outstanding shares of the Registrant's Common Stock.

                                   INDEX

                      SHORELINE FINANCIAL CORPORATION
                                 FORM 10-Q

                                                                       PAGE
                                                                      NUMBER
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets,
            March 31, 1998, and December 31, 1997                         3

            Condensed Consolidated Statements of Income,
            Three Months Ended March 31, 1998 and 1997                    5

            Condensed Consolidated Statements of Comprehensive
            Income, Three Months Ended March 31, 1998 and 1997            6

            Condensed Consolidated Statements of Cash Flows,
            Three Months Ended March 31, 1998 and 1997                    7

            Notes to Condensed Consolidated Financial Statements          8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10

Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk                                                         15


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                               18

                      PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SHORELINE FINANCIAL CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                                                                     MARCH 31,              DECEMBER 31,
                                                                       1998                     1997
                                                                    ------------            ------------
                                                                    (unaudited)
ASSETS
    Cash and due from banks                                         $ 36,618,936            $ 29,961,993
    Interest-earning deposits                                         39,503,670               6,344,447
    Federal funds sold                                                 7,200,000               8,675,000
                                                                    ------------            ------------
        Total cash and cash equivalents                               83,322,606              44,981,440
    Securities held to maturity
        (fair values of $35,007,524 and
        $39,572,300 on March 31, 1998 and
        December 31, 1997, respectively)                              33,920,369              38,385,568
    Securities available for sale (carried at fair value)            133,369,380             125,534,904

    Total loans                                                      620,114,240             619,636,155
    Less allowance for loan losses                                     7,679,457               7,588,127
                                                                    ------------            ------------
        Net loans                                                    612,434,783             612,048,028

    Premises and equipment, net                                       13,422,254              13,560,859
    Intangible assets                                                 11,694,585              11,901,520
    Other assets                                                      11,442,028              11,430,483
                                                                    ------------            ------------
        Total Assets                                                $899,606,005            $857,842,802
                                                                    ============            ============
LIABILITIES & SHAREHOLDERS' EQUITY
    Liabilities
        Deposits:
            Non interest-bearing                                    $ 80,071,492            $ 78,971,373
            Interest-bearing                                         669,628,775             643,692,981
                                                                    ------------            ------------
                Total deposits                                       749,700,267             722,664,354

    Securities sold under agreements to repurchase                    13,100,703               7,526,582
    Other liabilities                                                  5,841,715               5,593,571
    FHLB advances                                                     52,070,860              45,175,892
                                                                    ------------            ------------
        Total Liabilities                                            820,713,545             780,960,399
                                                                    ------------            ------------

                              SHORELINE FINANCIAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS - CONTINUED
                                                                     MARCH 31,              DECEMBER 31,
                                                                       1998                     1997
                                                                    ------------            ------------
                                                                    (unaudited)
Shareholders' equity
    Common Stock:
        No par value, 10,000,000 shares authorized;
        8,906,262 and 8,882,264 shares issued and
        outstanding at March 31, 1998 and December 31,
        1997, respectively                                                     0                       0
    Additional paid-in capital                                      $ 65,559,745            $ 65,273,177
    Stock incentive plan (unearned shares)                              (464,780)               (495,095)
    Unrealized gain on securities
        available for sale, net                                        1,688,390               1,604,270
    Retained earnings                                                 12,109,105              10,500,051
                                                                    ------------            ------------
        Total Shareholders' Equity                                    78,892,460              76,882,403
                                                                    ------------            ------------
        Total Liabilities & Shareholders' Equity                    $899,606,005            $857,842,802
                                                                    ============            ============


The accompanying notes are an integral part of these consolidated financial statements.

                               SHORELINE FINANCIAL CORPORATION
                              CONSOLIDATED STATEMENTS OF INCOME
                                       (UNAUDITED)
                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          --------------------------------
                                                                             1998                 1997
                                                                          -----------          -----------
INTEREST INCOME
   Loans, including fees                                                  $13,459,776          $10,962,075
   Securities                                                               2,832,669            2,494,778
   Deposits with banks                                                        261,520              294,923
   Federal funds sold                                                         122,028              126,686
                                                                          -----------          -----------
      Total interest income                                                16,675,993           13,878,462
                                                                          -----------          -----------

INTEREST EXPENSE
   Deposits                                                                 7,609,640            6,240,586
   Other                                                                      854,462              321,181
                                                                          -----------          -----------
      Total interest expense                                                8,464,102            6,561,767
                                                                          -----------          -----------

NET INTEREST INCOME                                                         8,211,891            7,316,695
   Provision for loan losses                                                  150,000              120,000
                                                                          -----------          -----------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                8,061,891            7,196,695

OTHER INCOME
   Service charges on deposit accounts                                        501,260              467,711
   Trust fees                                                                 482,147              403,048
   Gains on sales and calls of securities                                       3,237               35,301
   Gain on sale of mortgages                                                  371,986               32,813
   Other                                                                      453,094              250,891
                                                                          -----------          -----------
      Total other income                                                    1,811,724            1,188,891
                                                                          -----------          -----------







OTHER EXPENSES
   Personnel                                                                2,966,051            2,693,344
   Occupancy                                                                  418,302              360,273
   Equipment                                                                  546,209              498,801
   Other                                                                    1,606,155            1,296,821
                                                                          -----------          -----------
      Total other expense                                                   5,536,717            4,849,239
                                                                          -----------          -----------

INCOME BEFORE INCOME TAXES                                                  4,336,898            3,536,347
   Federal income tax expense                                               1,304,450              994,000
                                                                          -----------          -----------

NET INCOME                                                                $ 3,032,448          $ 2,542,347
                                                                          ===========          ===========
EARNINGS PER SHARE
   Basic                                                                  $       .34          $       .30
                                                                          ===========          ===========
   Diluted                                                                $       .34          $       .30
                                                                          ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                               SHORELINE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                        (UNAUDITED)
                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          --------------------------------
                                                                             1998                 1997
                                                                          -----------          -----------
NET INCOME                                                                $ 3,032,448          $ 2,542,347
Other comprehensive income, net of tax:
   Change in unrealized gains on securities                                    84,120             (553,030)
                                                                          -----------          -----------
COMPREHENSIVE INCOME                                                      $ 3,116,568          $ 1,989,317
                                                                          ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                 SHORELINE FINANCIAL CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          --------------------------------
                                                                             1998                 1997
                                                                          -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                $ 3,032,448          $ 2,542,347
Adjustments to reconcile net income to net cash
from operating activities:
   Depreciation and amortization                                              410,108              384,259
   Provision for loan losses                                                  150,000              120,000
   Net amortization and accretion on securities                              (11,086)               80,999
   Amortization of goodwill and related core
      deposit intangibles                                                     206,935               64,069
   Stock incentive expense                                                     30,315               20,210
   Gains on sales and calls of securities                                      (3,237)             (35,301)
   Increase in other assets                                                   (54,880)            (746,677)
   Increase in other liabilities                                              248,144              132,817
                                                                          -----------          -----------
NET CASH FROM OPERATING ACTIVITIES                                          4,008,747            2,562,723
                                                                          -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase)/decrease in loans                                          (536,755)             689,961
   Securities available for sale:
      Purchase                                                            (19,423,465)         (12,725,693)
      Proceeds from sale                                                            0              455,608
      Proceeds from maturities, calls and principal
         reductions                                                        10,844,647            2,561,901
   Securities held to maturity:
      Purchase                                                                      0           (3,000,000)
      Proceeds from maturities, calls and principal
         reductions                                                         5,351,319            2,730,781
   Premises and equipment expenditures                                       (271,503)            (492,936)
                                                                          -----------          -----------
NET CASH FROM INVESTING ACTIVITIES                                         (4,035,757)          (9,780,378)
                                                                          -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                27,035,913           15,363,765
   Net increase/(decrease) in short-term borrowing                          5,574,121             (779,321)
   Proceeds from FHLB advances                                             20,000,000            9,000,000
   Repayment of FHLB advances                                             (13,105,032)          (4,000,000)



   Dividends paid                                                          (1,423,394)          (1,173,594)
   Proceeds from shares issued                                                356,431              311,555
   Payments to retire common stock                                            (69,863)                   0
                                                                          -----------          -----------
NET CASH FROM FINANCING ACTIVITIES                                         38,368,176           18,722,405
                                                                          -----------          -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                    38,341,166           11,504,750
   Cash and Cash Equivalents at Beginning of Year                          44,981,440           61,558,670
                                                                          -----------          -----------
   Cash and Cash Equivalents at March 31                                  $83,322,606          $73,063,420
                                                                          ===========          ===========
CASH PAID DURING THE YEAR FOR:
   Interest                                                               $ 8,559,489          $ 6,554,346
   Income Taxes                                                           $         0          $         0


The accompanying notes are an integral part of these consolidated financial statements

                      SHORELINE FINANCIAL CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of Regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Shoreline Financial Corporation as of March 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Shoreline Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The adoption of SFAS No. 131 did not have a material impact on the results of operations or financial condition of the Corporation.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Shoreline Financial Corporation and its wholly owned subsidiary, Shoreline Bank, together referred to as "Shoreline". All material intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

     Securities are classified into held to maturity, available for sale and trading categories. Held to maturity securities are those that Shoreline has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available for sale securities are those that Shoreline may decide to sell if needed for liquidity, asset-liability management or other reasons. Available for sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. Trading securities are bought principally for sale in the near term and are reported at fair value with unrealized gains or losses included in earnings. Shoreline did not hold any securities considered for this category at any time during the first quarter of 1998.

     Realized gains or losses are determined based on the amortized cost of the specific security sold.

     During the three-month period ended March 31, 1998, there were no sales of available for sale securities. Gross gains of $3,237 were realized on calls of securities during the period. For this period, the change in net unrealized holding gains on available for sale securities was an increase of $84,000. There were no sales or transfers of securities classified as held to maturity.

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

INCOME TAXES

     Income tax expense for the quarters ended March 31, 1998 and 1997 is based upon the asset and liability method. Shoreline records income tax expense based on the amount of taxes due on its tax return plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted rates.

EARNINGS PER SHARE

     Basic earnings per share is computed based on weighted average common shares outstanding during the period. Diluted earnings per share further assumes the issue of any potentially dilutive common shares.

COMPREHENSIVE INCOME

     Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

NOTE 2 - ACQUISITIONS

     On January 28, 1998, Shoreline signed a definitive agreement under which The State Bank of Coloma ("State Bank") would merge with and into Shoreline Bank. State Bank has approximately $29 million in assets and provides banking services primarily in southwestern Michigan. Completion of this transaction will be accounted for as a pooling of interests, is subject to regulatory approval and other customary conditions, and is anticipated during the second quarter of 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     On March 31, 1998, total deposits were $749.7 million, up $27.0 million from December 31, 1997. Total deposits averaged $733.0 million during the first quarter of 1998, an increase of $2.7 million over the previous quarter's average of $730.3 million. A comparison of the quarterly averages for the past two quarters follows:

                                                         AVG BAL             AVG BAL
                                                        1ST QTR 98          4TH QTR 97
                                                        ----------          ----------
(000S)
Non-Interest Bearing Demand Deposits                     $ 77,303            $ 78,698
Interest-Bearing Demand Deposits                          143,398             137,256
Savings Deposits                                          145,062             145,483
Time Deposits                                             367,280             368,818
                                                         --------            --------
    Total                                                $733,043            $730,255
                                                         ========            ========

     Shoreline's growth in average deposits during the first quarter of 1998 came from its Super Public Fund account, an interest-bearing demand deposit account geared toward municipalities. Deposit levels in this category increased $9.7 million during the first quarter, primarily attributable to seasonal funding patterns of the municipalities. The growth in this area was offset by declines of $7.0 million in all other categories of the retail deposit base.

     In addition to the deposit funding sources above, Shoreline capitalized on the favorable interest rate environment by utilizing its membership with the Federal Home Loan Bank of Indianapolis ("FHLB") as an alternative wholesale funding source. Average borrowings from the FHLB increased by $4.0 million over the quarter ended December 31, 1997. At March 31, 1998, Shoreline had $52.1 million of advances outstanding with the FHLB.

     The additional funds made available through increased deposits and FHLB advances have initially been invested in interest-earning deposits. Increased cash and cash equivalents primarily related to these interest-earning deposits provided the majority of growth in Shoreline's total assets during the first quarter of 1998. Cash and cash equivalents averaged $61.8 million, up $6.4 million from the previous quarter's average of $55.4 million. Interest-earning deposits and federal funds sold accounted for the majority of this increase, averaging $29.4 million for the first quarter of 1998, up $5.3 million from the previous quarter.

     The total investment securities portfolio averaged $167.0 million in the first quarter of 1998, an increase of $2.7 million from the quarter ended December 31, 1997. Increased investments in U.S. government and Treasury securities accounted for this growth.

     Total loans averaged $619.2 million during the first quarter of 1998, comparable to the previous quarter's average of $619.8 million. Significant growth in the commercial loan portfolio of $8.9 million was offset by a decline in mortgage loan average balances of $9.0 million. Continued reductions in interest rates in the recently completed quarter spurred high levels of mortgage refinancing resulting in sales of the majority of loan originations in the secondary market. Consumer loan average balances declined by $398,000 during the first quarter of 1998.

     Total non-performing assets at March 31, 1998 were $2.7 million, which represents .43% of Shoreline's total loan portfolio at that date. This level of non-performing assets approximates December 31, 1997's ratio of
 .41%. Non-performing assets include loans that are classified for regulatory purposes as contractually past due 90 days or more, on non-accrual status or "troubled debt restructurings" and other real estate owned.

     During the first quarter of 1998, Shoreline experienced net loan charge-offs of $58,670, which represents only .01% of average total loans for the quarter. The provision for loan losses for the first quarter of

1998 was $150,000, compared to $180,000 in the fourth quarter of 1997. At March 31, 1998, Shoreline's allowance for loan losses was $7,679,457, which provides a coverage of over 2.5 times the level of non-performing assets identified at March 31, 1998. As a percentage of total loans, the allowance for loan losses is 1.24% at March 31, 1998, which compares favorably to the December 31, 1997 level of 1.22%.

LIQUIDITY AND RATE SENSITIVITY

     During the first quarter of 1998, Shoreline's loan to deposit ratio was 84.5%, down slightly from the previous quarter's ratio of 84.9%.
During the first quarter of 1998, average interest-earning deposits and federal funds sold represented 3.3% of Shoreline's total average assets.
On March 31, 1998, interest-earning deposits and federal funds sold totaled $39.5 million and $7.2 million, respectively. Approximately $133.4 million, or 79.7% of Shoreline's total securities portfolio, was classified as available for sale on March 31, 1998 and $4.7 million of loans were classified as held for sale. On March 31, 1998, Shoreline had commitments to make or purchase loans, including the unused portion of lines of credit, totaling $122.5 million.

     On March 31, 1998, the cumulative funding gaps of interest-earning assets and interest-bearing liabilities for selected maturity periods are illustrated as follows:

                                                             REPRICEABLE OR MATURING WITHIN:
                                                       0 TO 3             0 TO 12            0 TO 5
(000S)                                                 MONTHS             MONTHS             YEARS
                                                       ------             ------             -----
Interest-earning assets
        Loans                                         $ 161,906          $ 261,636          $556,259
        Securities                                       21,743             39,812            69,202
        Federal funds sold                                7,200              7,200             7,200
        Interest-earning deposits                        39,504             39,504            39,504
                                                      ---------          ---------          --------
                Total                                 $ 230,353          $ 348,152          $672,165
                                                      =========          =========          ========

Interest-bearing liabilities
        Time deposits                                 $  91,877          $ 250,228          $363,572
        Demand and savings deposits                     304,552            304,552           304,552
        Other borrowings                                 45,101             58,601            65,172
                                                      ---------          ---------          --------
                Total                                 $ 441,530          $ 613,381          $733,296
                                                      =========          =========          ========


Asset/(liability) gap                                 $(211,177)         $(265,229)         $(61,131)

     As shown, Shoreline had a cumulative liability gap position of $265.2 million within the one-year time frame. This position suggests that if market interest rates decline in the next 12 months, Shoreline has the potential to earn more net interest income. The same presentation as of December 31, 1997 produced a similar liability gap position of $250.6 million within the one-year time frame. A limitation of the traditional static gap analysis, however, is that it does not consider the timing or magnitude of non-contractual repricings. In addition, the static gap analysis treats demand and savings accounts as resistant to rate sensitivity. Because of these and other limitations of the static gap analysis, Shoreline's Asset/Liability Committee utilizes simulation modeling as its primary tool to project how changes in interest rates will impact net interest income. These models indicate, and management believes, that Shoreline is positioned such that changes in rates within anticipated ranges and under anticipated circumstances would not severely affect operating results.

CAPITAL RESOURCES

     Total shareholders' equity was $78.9 million on March 31, 1998. Included in this total are net unrealized gains on securities available for sale totaling $1,688,390, an increase of approximately $84,000 from December 31, 1997. During the first quarter of 1998, Shoreline's Board of Directors approved and paid a cash dividend of $.16 per share. Shoreline's capital position remained strong as of March 31, 1998. The pending second quarter acquisition of The State Bank of Coloma is projected to have no material effect on Shoreline's capital position. Shoreline's capital ratios remain above regulatory standards to be considered a "well-capitalized" institution. A summary of its capital position follows:

                                   MARCH 31, 1998  DECEMBER 31, 1997
                                   --------------  -----------------
Equity to assets                        8.77%           8.96%
Tier I leverage                         7.59%           7.42%
Risk-based:
          Tier I Capital               12.01%          11.85%
          Total Capital                13.25%          13.10%

RESULTS OF OPERATIONS

  Net income for the quarter ended March 31, 1998 was $3,032,448, an increase of 19.3%, or $490,101, over the same period in 1997. Revenue growth provided by net interest income was the primary reason behind the improved profitability. Increased non-interest income was offset by increased non-interest expense. The following table illustrates the effect that changes in rates and volumes of earning assets and interest-bearing liabilities had on net interest income:

                              THREE MONTHS ENDED MARCH 31
                                                                       1998              1997
                                                                       ----              ----
(000S)
Interest income (taxable equivalent)                                 $ 16,824          $ 14,051
Interest expense                                                        8,464             6,562
                                                                     --------          --------
      Net interest income                                            $  8,360          $  7,489
                                                                     ========          ========
Average volume:
      Interest-earning assets                                        $815,003          $674,918
      Interest-bearing liabilities                                    716,382           578,172
                                                                     --------          --------
            Net differential                                         $ 98,621          $ 96,746
                                                                     ========          ========

Average yields/rates:
      Yield on earning assets                                            8.37%             8.44%
      Rate paid on liabilities                                           4.79%             4.60%

            Interest spread                                              3.58%             3.84%

            Net interest margin                                          4.16%             4.50%

The change in net interest income (in thousands) is attributable to the following:

                                                     VOLUME         RATE        INC/(DEC)
                                                     ------         ----        ---------
Interest-earning assets                              $2,891        $(118)        $2,773
Interest-bearing liabilities                          1,622          280          1,902
                                                     ------        -----         ------
  Net interest income                                $1,269        $(398)        $  871
                                                     ======        =====         ======

Increased volumes of assets and liabilities and the resultant effect on net interest income are primarily related to the acquisition of SJS Bancorp, Inc. in June of 1997.

     Shoreline expensed $150,000 for the provision for loan losses in the first quarter of 1998 as compared to $120,000 for the first quarter of 1997. The provision for loan losses is based upon loan loss experience and such other factors which, in management's judgment, deserve current recognition in maintaining an adequate allowance for loan losses.

     Total other income for the quarter ended March 31, 1998 was $1,811,724, an increase of $622,833 or 52.4% from the first quarter in 1997. Increased gains on the sale of mortgage loans and other assets primarily accounted for the overall increase in this category. Gains on the sale of mortgage loans were $371,986 in the first quarter of 1998, an increase of $339,173 or 1033.7% over the same period last year. This was largely the result of low interest rates spurring a significant volume of refinancing activity resulting in increased sales of fixed rate loans in the secondary market. Gain on the sale of other assets increased $135,818 over the first quarter of 1997, a result of the sale of a branch office of Shoreline Bank. In addition to such gains, trust income increased $79,099 over the first quarter of 1997 as growth in managed assets and the favorable interest rate environment combined to produce the improvement. ATM fees increased $28,900 in the first quarter of 1998 compared to the same period last year primarily due to the implementation of surcharge fees in the second quarter of 1997.

     Total other expense was $5,536,717 for the quarter ended March 31, 1998, an increase of $687,478 or 14.2% over the same period in 1997. Increased salaries and employee benefits and intangible asset amortization accounted for the majority of this increase. Salaries and employee benefit costs increased approximately $273,000 in the first quarter of 1998 compared to the same period last year largely due to additional employees as a result of the SJS Bancorp, Inc. merger in June of 1997. Intangible asset amortization, included in the other expense category, increased $142,866 in the quarter ended March 31, 1998 compared to the same period last year as a result of the SJS merger. Moderate increases in occupancy and equipment expense also contributed to the overall increase in other expense.

     Shoreline's ratio of total other expenses to total average assets declined from 2.74% for the quarter ended March 31, 1997 to 2.56% for the quarter ended March 31, 1998. Over the same period of time, Shoreline's efficiency ratio also declined from 55.33% to 53.65%.

     Comprehensive income is impacted by an increase of $637,132 in unrealized gains on investment securities for the quarter ended March 31, 1998 compared to the same period last year. This improvement is due to the lower interest rate environment thus far in 1998 and its effect on Shoreline's market value of investment securities classified as available for sale.

     In summary, Shoreline's net income of $3,032,448 for the first quarter of 1998 produced a return on average shareholders' equity of 15.73% and a return on average assets of 1.40%. This compares to the prior year's ratios of 14.60% and 1.43%, respectively. Basic and diluted earnings per share were $.34 and dividends per share was $.16, which produces a dividend pay-out ratio of 47.1%. Basic and diluted earnings per share were $.30 and dividends per share was $.14 for the same period in 1997.

FORWARD-LOOKING STATEMENTS

     This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, that economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, Shoreline undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

     Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and vicissitudes of the national economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information concerning quantitative and qualitative disclosures about market risk contained under the caption "Quantitative and Qualitative Disclosures About Market Risk" on pages 18 through 20 (inclusive) of Shoreline's Annual Report to Shareholders for the year ended December 31,

1997 is here incorporated by reference. Such Annual Report was previously filed as Exhibit 13 to Shoreline's Annual Report on Form 10-K for the year ended December 31, 1997.

     Shoreline faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. Shoreline manages this risk with static GAP analysis and simulation modeling. Throughout the first quarter of 1998, the results of these measurement techniques were within Shoreline's policy guidelines. Shoreline does not believe that there has been material changes in the nature of Shoreline's primary market risk exposures, including the categories of market risk to which Shoreline is exposed and the particular markets that present the primary risk of loss to Shoreline. As of the date of this Form 10-Q Quarterly Report, Shoreline does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

     The methods by which Shoreline manages its primary market risk exposures, as described in the sections of its annual report incorporated by reference in response to this item, have not changed materially during the current year. As of the date of this Form 10-Q Quarterly Report, Shoreline does not expect to change those methods in the near term. However, Shoreline may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

     Shoreline's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationship in the future will be primarily determined by market factors which are outside of Shoreline's control. All information provided in response to this item consists of forward looking statements. Reference is made to the section captioned "Forward-Looking Statements" at the end of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q Quarterly Report for a discussion of the limitations on Shoreline's responsibility for such statements.

                        PART II.  OTHER INFORMATION

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


                              SHORELINE FINANCIAL CORPORATION
                              (Registrant)


Date May 15, 1998             /S/ DAN L. SMITH
                              Dan L. Smith
                              Chairman, President and Chief Executive
                              Officer


Date May 15, 1998             /S/ WAYNE R. KOEBEL
                              Wayne R. Koebel
                              Executive Vice President, Chief Financial
                              Officer, Secretary and Treasurer (Principal
                              Financial and Accounting Officer)

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