Form 10-Q
period 1998-06-30
SHORELINE FINANCIAL CORP
filed 1998-08-14
CIK 822697

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                 FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES  EXCHANGE ACT OF 1934
          For The Quarterly Period Ended June 30, 1998


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

                   Yes    X                        No _______

As of July 31, 1998, there were 8,920,541 issued and outstanding shares of the Registrant's Common Stock.

                      SHORELINE FINANCIAL CORPORATION
                                 FORM 10-Q

                                   INDEX

                                                                     PAGE
                                                                    NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets,
        June 30, 1998 and December 31, 1997                          3-4

        Condensed Consolidated Statements of Income,
        Three Months and Six Months Ended June 30, 1998 and 1997       5

        Condensed Consolidated Statements of Comprehensive Income
        Three Months and Six Months Ended June 30, 1998 and 1997       6

        Condensed Consolidated Statements of Cash Flows,
        Six Months Ended June 30, 1998 and 1997                        7

        Notes to Condensed Consolidated Financial Statements         8-10

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations            10-17

  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                                18


PART II.  OTHER INFORMATION                                         19-20

   Item 2.  Changes in Securities and Use of Proceeds                19

   Item 4.  Submission of Matters to a Vote of Security Holders     19-20

   Item 6.  Exhibits and Reports on Form 8-K                         20


SIGNATURES                                                           21

                      PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                      SHORELINE FINANCIAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                                                    JUNE 30,           DECEMBER 31,
                                                                      1998                1997
                                                                   (unaudited)
ASSETS
      Cash and due from banks                                   $    37,798,441      $ 29,961,993
      Interest-earning deposits                                      27,865,540         6,344,447
      Federal funds sold                                                      0         8,675,000
                                                                ---------------      ------------
          Total cash and cash equivalents                            65,663,981        44,981,440
      Securities held to maturity
          (fair values of $33,806,198 and $39,572,300 on
          June 30, 1998 and December 31, 1997, respectively)         32,802,513        38,385,568
      Securities available for sale (carried at fair value)
                                                                    145,835,689       125,534,904

      Total loans                                                   616,037,886       619,636,155
      Less allowance for loan losses                                  7,679,060         7,588,127
                                                                ---------------      ------------
          Net loans                                                 608,358,826       612,048,028

      Premises and equipment, net                                    13,557,498        13,560,859
      Intangible assets, net                                         11,694,197        11,901,520
      Other assets                                                   11,515,224        11,430,483
                                                                ---------------      ------------
          Total Assets                                          $   889,427,928      $857,842,802
                                                                ===============      ============
LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities
      Deposits:
          Non interest-bearing                                  $    81,735,882       $78,971,373
          Interest-bearing                                          654,667,639       643,692,981
                                                                ---------------      ------------
            Total deposits                                          736,403,521       722,664,354

      Securities sold under agreements to repurchase                 15,536,837         7,526,582
      Other liabilities                                               6,169,600         5,593,571
      FHLB advances                                                  50,585,419        45,175,892
                                                                ---------------      ------------
          Total Liabilities                                         808,695,377       780,960,399
                                                                ---------------      ------------

                      SHORELINE FINANCIAL CORPORATION
                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                                    JUNE 30,           DECEMBER 31,
                                                                      1998                1997
                                                                   (unaudited)
      Shareholders' Equity
      Common stock:
          No par value, 10,000,000 shares authorized;
          8,919,976 and 8,882,264 shares issued and
          outstanding at June 30, 1998 and December 31,
          1997, respectively                                                  0                   0
      Additional paid-in capital                                     65,909,454          65,273,177
      Stock incentive plan (unearned shares)                           (434,465)           (495,095)
      Unrealized gain on securities
          available for sale, net                                     1,563,660           1,604,270
      Retained earnings                                              13,693,902          10,500,051
                                                                 --------------      --------------
          Total Shareholders' Equity                                 80,732,551          76,882,403
                                                                 --------------      --------------
          Total Liabilities & Shareholders' Equity               $  889,427,928      $  857,842,802
                                                                 ==============      ==============

The accompanying notes are an integral part of these consolidated financial statements.

                      SHORELINE FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                              JUNE 30,                               JUNE 30,
                                 -------------------------------       ----------------------------------
                                     1998                1997                1998               1997
                                 -----------       -------------       -------------     ----------------
INTEREST INCOME
 Loans, including fees           $13,515,587       $  11,711,992      $   26,975,363     $    22,674,067
 Securities                        2,797,151           2,569,756           5,629,820           5,064,534
 Deposits with banks                 461,687             382,560             723,207             677,483
 Federal funds sold                  117,677             123,910             239,705             250,596
                                 -----------       -------------      --------------     ---------------
     Total interest income        16,892,102          14,788,218          33,568,095          28,666,680
                                 -----------       -------------      --------------     ---------------
INTEREST EXPENSE
 Deposits                          7,572,439           6,641,187          15,182,079          12,881,773
 Other                               943,849             455,355           1,798,311             776,536
                                 -----------       -------------      --------------     ---------------
     Total interest expense        8,516,288           7,096,542          16,980,390          13,658,309
                                 -----------       -------------      --------------     ---------------
NET INTEREST INCOME                8,375,814           7,691,676          16,587,705          15,008,371
 Provision for loan losses           150,000             120,000             300,000             240,000
                                 -----------       -------------      --------------     ---------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES         8,225,814           7,571,676          16,287,705          14,768,371
                                 -----------       -------------      --------------     ---------------
OTHER INCOME
 Service charges on deposit
   accounts                          555,846             549,975           1,057,106           1,017,686
 Trust fees                          512,284             415,816             994,431             818,864
 Gain on sales and calls of
   securities                              0              77,602               3,237             112,903
 Gain on sales of mortgages          362,441              77,097             734,427             109,910
 Other                               497,067             309,469             950,161             559,487
                                 -----------       -------------      --------------     ---------------
     Total other income            1,927,638           1,429,959           3,739,362           2,618,850
                                 -----------       -------------      --------------     ---------------
OTHER EXPENSES
 Personnel                         2,980,086           2,761,345           5,946,137           5,454,689
 Occupancy                           410,375             333,228             828,677             693,501




 Equipment                           522,466             534,216           1,068,675           1,033,017
 Other                             1,847,056           1,616,470           3,453,211           2,913,291
                                 -----------       -------------      --------------     ---------------
     Total other expense           5,759,983           5,245,259          11,296,700          10,094,498
                                 -----------       -------------      --------------     ---------------
INCOME BEFORE INCOME TAXES         4,393,469           3,756,376           8,730,367           7,292,723
 Federal income tax expense        1,378,000           1,107,000           2,682,450           2,101,000
                                 -----------       -------------      --------------     ---------------
NET INCOME                       $ 3,015,469       $   2,649,376      $    6,047,917     $     5,191,723
                                 ===========       =============      ==============     ===============
EARNINGS PER SHARE
 Basic                           $       .34       $         .30      $          .68     $           .60
                                 ===========       =============      ==============     ===============
 Diluted                         $       .34       $         .30      $          .68     $           .60
                                 ===========       =============      ==============     ===============

DIVIDENDS PER SHARE              $       .16       $         .14      $          .32     $           .28
                                 ===========       =============      ==============     ===============

The accompanying notes are an integral part of these consolidated financial statements.

                      SHORELINE FINANCIAL CORPORATION
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (UNAUDITED)

                                                 THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                      JUNE 30,                                    JUNE 30,
                                          -------------------------------             ----------------------------------
                                              1998                1997                     1998               1997
                                          -----------       -------------             -------------     ----------------

NET INCOME                               $   3,015,469       $      2,649,376       $     6,047,917     $     5,191,723
Other comprehensive income, net of tax:
 Change in unrealized gains (losses)
   on securities                              (124,730)               188,971               (40,610)           (364,059)
                                         -------------       ----------------       ---------------     ---------------
COMPREHENSIVE INCOME                     $   2,890,739       $      2,838,347       $     6,007,307     $     4,827,664
                                         =============       ================       ===============     ===============

The accompanying notes are an integral part of these consolidated financial statements.

                   SHORELINE FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                     JUNE 30,
                                                        -------------------------------
                                                             1998              1997
                                                        ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                              $  6,047,917      $   5,191,723
Adjustments to reconcile net income to net cash
from operating activities:
      Depreciation and amortization                          820,267            785,572
      Provision for loan losses                              300,000            240,000
      Net amortization and accretion on securities           103,641
      144,556
      Amortization of intangibles                            413,871            128,139
      Stock incentive expense                                 60,630             50,525
      Gain on sales and calls of securities                   (3,237)          (112,903)
      Increase in other assets                              (270,369)          (593,980)
      Increase (decrease) in other liabilities               576,029           (372,273)
                                                        ------------      -------------
          NET CASH FROM OPERATING ACTIVITIES               8,048,749          5,461,359
                                                        ------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Net (increase)/decrease in loans                     3,389,202         (7,139,217)
      Securities available for sale:
          Purchase                                       (37,170,623)       (22,592,526)
          Proceeds from sale                                       0         13,320,287
          Proceeds from maturities, calls and principal
            reductions                                    16,723,771          7,349,079
      Securities held to maturity:
          Purchase                                        (4,954,285)        (3,000,000)
          Proceeds from maturities, calls and principal
            reductions                                    10,521,473          5,482,882
      Premises and equipment expenditures                   (816,906)        (1,329,203)
      Net cash paid for acquisitions                               0        (20,436,447)
                                                        ------------      -------------
NET CASH USED IN INVESTING ACTIVITIES                    (12,307,368)       (28,345,145)
                                                        ------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits                            13,739,167          1,793,380
      Net decrease in short-term borrowings                8,010,255            107,593
      Proceeds from FHLB advances                         20,000,000          9,000,000
      Repayment of FHLB advances                         (14,590,473)        (4,500,000)

      Dividends paid                                      (2,854,066)        (2,418,073)
      Proceeds from shares issued                            706,140            567,839
      Payments to retire common stock                        (69,863)                 0
                                                        ------------      -------------
NET CASH FROM FINANCING ACTIVITIES                        24,941,160          4,550,739
                                                        ------------      -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                   20,682,541        (18,333,047)
      Cash and Cash Equivalents at Beginning of Year      44,981,440         61,558,670
                                                        ------------      -------------
      Cash and Cash Equivalents at June 30              $ 65,663,981       $ 43,225,623
                                                        ============      =============
CASH PAID DURING THE YEAR FOR:
      Interest                                          $ 17,113,328       $ 13,297,673
      Income Taxes                                      $  2,650,000       $  1,577,000

The accompanying notes are an integral part of these consolidated financial statements.

                   SHORELINE FINANCIAL CORPORATION

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of Regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Shoreline Financial Corporation as of June 30, 1998 and December 31, 1997, and the results of its operations for the three and six months ended June 30, 1998 and 1997, and its cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Shoreline Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The adoption of SFAS No. 131 did not have a material impact on the results of operations or financial condition of Shoreline Financial Corporation.

     SFAS No. 133, Acounting for Derivative Instruments and Hedging Activities, was issued in June 1998. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 1999. SFAS No. 133 standardizes the accounting for derivative instruments embedded in other contracts by requiring the recognition of those items as assets or liabilities in the statement of financial position and measuring them at fair value. SFAS No. 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (b) the earnings effect of the hedged forecasted transaction. The adoption of SFAS No. 133 is currently expected to have no effect on the financial position, liquidity or results of operations of Shoreline. As of June 30, 1998, Shoreline held no derivative financial instruments.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Shoreline Financial Corporation and its wholly owned subsidiary, Shoreline Bank, together referred to as "Shoreline." All material intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

     Securities are classified into held to maturity, available for sale and trading categories. Held to maturity securities are those that Shoreline has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available for sale securities are those that Shoreline may decide to sell if needed for liquidity, asset-liability management or other reasons. Available for sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.
Trading securities are bought principally for sale in the near term and are reported at fair value with unrealized gains or losses included in earnings. Shoreline did not hold any securities considered for this category at any time during the first six months of 1998.

     Realized gains or losses are determined based on the amortized cost of the specific security sold.

     During the six-month period ended June 30, 1998, there were no sales of available for sale securities. Gross gains of $3,237 were realized on calls of securities during the period. For this period, the net unrealized holding gains on available for sale securities decreased $40,610. There were no sales or transfers of securities classified as held to maturity.

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

INCOME TAXES

     Income tax expense for the periods ended June 30, 1998 and 1997 is based upon the asset and liability method. Shoreline records income tax expense based on the amount of taxes due on its tax return plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted rates.

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

NOTE 2 - ACQUISITIONS

     On January 28, 1998, Shoreline signed a definitive agreement under which The State Bank of Coloma ("State Bank") would merge with and into Shoreline Bank. State Bank has approximately $29 million in assets and provides banking services primarily in southwestern Michigan. This transaction will be accounted for as a pooling of interests and was completed on July 31, 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     On June 30, 1998, total deposits were $736.4 million, up $13.7 million from December 31, 1997. Total deposits averaged $736.5 million during the second quarter of 1998, an increase of $3.5 million over the previous quarter's average of $733.0 million and $6.3 million over the quarter ended December 31, 1997 average of $730.3 million. A comparison of the quarterly averages for the past three quarters follows:
                                      -12-

                                            AVG BAL     AVG BAL      AVG BAL
                                           2ND QTR 98  1ST QTR 98  4TH QTR 97
(000S)
Noninterest-Bearing Demand Deposits       $  79,017    $   77,303  $  78,698
Interest-Bearing Demand Deposits            146,749       143,398    137,256
Savings Deposits                            146,492       145,062    145,483
Time Deposits                               364,286       367,280    368,818
                                          ---------    ----------  ---------
     Total                                $ 736,544    $  733,043  $ 730,255
                                          =========    ==========  =========

     As was the case in the first quarter of 1998, Shoreline's growth in average deposits during the quarter ended June 30, 1998 continued to come primarily from its Super Public Fund account, an interest-bearing demand deposit account geared toward municipalities. Deposit levels in this category increased $2.9 million in the second quarter of 1998, primarily attributable to seasonal funding patterns of the municipalities. Average deposits in the Super Public Fund category grew $12.6 million in the first six months of 1998. In the first half of 1998, the growth in this category was partially offset by declines of $6.3 million in other categories of the retail deposit base, most notably a decline of $4.5 million in average time deposits.

     In addition to the deposit funding sources above, Shoreline capitalized on the favorable interest rate environment by utilizing its membership with the Federal Home Loan Bank of Indianapolis (the "FHLB") as an alternative wholesale funding source. Average borrowings from the FHLB increased by $6.3 million in the first six months of 1998. At June 30, 1998, Shoreline had $50.6 million of advances outstanding with the FHLB.

     The additional funds made available through increased deposits and FHLB advances have initially been invested in interest-earning deposits. Increased cash and cash equivalents, primarily related to these interest-earning deposits, provided the majority of growth in Shoreline's total assets during the first half of 1998. Cash and cash equivalents averaged $74.5 million in the second quarter of 1998, up $12.7 million from the previous quarter's average of $61.8 million. Interest-earning deposits and federal funds sold accounted for this increase, averaging $42.2 million for the second quarter of 1998, up $12.8 million from the previous quarter.

     The total investment securities portfolio averaged $170.4 million in the second quarter of 1998, an increase of $3.4 million from the quarter ended March 31, 1998. Increased investments in U.S.
Government Agency and Treasury securities accounted for this growth.

     Total loans averaged $615.5 million during the second quarter of 1998, a reduction of $3.7 million from the previous quarter's average of $619.2 million. Significant growth in the commercial loan portfolio during the quarter ended June 30, 1998 of $9.2 million was offset by a decline in mortgage loan average balances of $17.1 million. The low interest rate environment in the first half of 1998 has spurred high levels of mortgage refinancing into longer-term fixed rate loans, resulting in sales of the majority of loan originations in the secondary market. Aware of the impact that the current interest rate environment has had on the mortgage loan portfolio, Shoreline purchased $5.4 million of annually adjustable mortgage loans in the second quarter of 1998 partially to offset the decline noted above.
As opportunities exist, Shoreline anticipates purchasing additional balloon and adjustable mortgages to augment loan originations for the portfolio and to offset the effect of fixed rate sales in the secondary market. Consumer loan average balances increased by $3.8 million during the first half of 1998.

     Total non-performing assets at June 30, 1998 were $1.6 million, which represents .27% of Shoreline's total loan portfolio at that date. This level of non-performing assets has declined from the December 31, 1997 ratio of .41%. Non-performing assets include loans that are classified for regulatory purposes as contractually past due 90 days or more, on non-accrual status or as "troubled debt restructurings" and other real estate owned.

     During the second quarter of 1998, Shoreline experienced net loan charge-offs of $150,397, which represents only .02% of average total loans for the quarter. The provision for loan losses for the second quarter of 1998 was $150,000, equal to the provision in the first quarter of the year. At June 30, 1998, Shoreline's allowance for loan losses was $7,679,060, which provides a coverage of over 4.8 times the level of non-performing assets identified at June 30, 1998. As a percentage of total loans, the allowance for loan losses was 1.25% at June 30, 1998, which compares favorably to the December 31, 1997 level of 1.22%.

LIQUIDITY AND RATE SENSITIVITY

     As of June 30, 1998, Shoreline's loan-to-deposit ratio was 83.7%, down slightly from the December 31, 1997 ratio of 85.7%. Interest-earning deposits and Federal funds sold of $27.9 million at June 30, 1998 represented 3.1% of Shoreline's total assets, as compared to $15.0 million or 1.8% of total assets at December 31, 1997.
Approximately $145.8 million, or 81.6%, of Shoreline's total securities portfolio was classified as available for sale on June 30, 1998 and $1.4 million of loans were classified as held for sale. On June 30, 1998, Shoreline had commitments to make or purchase loans, including the unused portions of lines of credit, totaling $148.1 million.

     The cumulative funding gaps on June 30, 1998 of interest-earning assets and interest-bearing liabilities for selected maturity periods are illustrated as follows:

                                           REPRICEABLE OR MATURING WITHIN:
                                          ---------------------------------
                                             0 to 3    0 to 12     0 to 5
(000S)                                      MONTHS      MONTHS    YEARS
                                          ---------   ---------   ---------
Interest-earning assets
      Loans                               $ 152,669   $ 252,708   $ 561,968
      Securities                             26,724      47,518     113,654
      Federal funds sold                          0           0           0
      Interest-earning deposits              27,000      27,000      27,000
                                          ---------   ---------   ---------
          Total                           $ 206,393   $ 327,226   $ 702,622
                                          =========   =========   =========
Interest-bearing liabilities
      Time deposits                       $ 103,454   $ 256,717   $ 362,753
      Demand and savings deposits           289,606     289,606     289,606
      Other borrowings                       46,537      59,537      66,122
                                          ---------   ---------   ---------
          Total                           $ 439,597   $ 605,860   $ 718,481
                                          =========   =========   =========
Asset/(Liability) Gap                     $(233,204)  $(278,634)  $ (15,859)
                                          =========   =========   =========

     As shown, Shoreline had a cumulative liability gap position of $278.6 million within the one-year time frame. This position suggests that if market interest rates decline in the next 12 months, Shoreline has the potential to earn more net interest income. The same presentation at December 31, 1997 produced a similar liability gap position of $250.6 million within the one- year time frame. A limitation of the traditional static gap analysis, however, is that it does not consider the timing or magnitude of noncontractual repricing. In addition, the static gap analysis treats demand and savings accounts as resistant to rate sensitivity. Because of these and other limitations of the static gap analysis, Shoreline's Asset/Liability Committee utilizes simulation modeling as its primary tool to project how changes in interest rates will impact net interest income. These models indicate, and management believes, that Shoreline is positioned such that changes in rates within anticipated ranges and under anticipated circumstances would not severely alter operating results.

CAPITAL RESOURCES

     Total shareholders' equity was $80.7 million on June 30, 1998. Included in this total are net unrealized gains on securities available for sale totaling $1,563,660, a decrease of $40,610 from December 31, 1997. During the first six months of 1998, Shoreline's Board of Directors approved and paid a cash dividend of $.32 per share. Shoreline's capital position remained strong as of June 30, 1998. The pending third quarter acquisition of The State Bank of Coloma is projected to have no material effect on Shoreline's capital position. Shoreline's capital ratios remain above regulatory standards to be considered a "well-capitalized" institution. A summary of its capital position follows:

                                   JUNE 30, 1998    DECEMBER 31, 1997
Equity to assets                         9.08%           8.96%
Tier I leverage                          7.71%           7.42%
Risk-based:
     Tier I Capital                     12.32%          11.85%
     Total Capital                      13.56%          13.10%

RESULTS OF OPERATIONS

     Net income for the quarter ended June 30, 1998 was $3,015,469, an increase of 13.8% or $366,093 over the same period in 1997. Revenue growth, both in net interest income and non-interest income, was the primary reason behind the improved profitability. Increased non-interest income was offset by increased non-interest expense. The following table illustrates the effect that changes in rates and volumes of earning assets and interest-bearing liabilities had on net interest income for the quarters ended June 30, 1998 and 1997:

                      THREE MONTHS ENDED JUNE 30

                                                   1998          1997
                                                   ----          ----
(000S)
Interest income (taxable equivalent)          $     17,063      $ 15,030
Interest expense                                     8,516         7,096
                                              ------------      --------
      Net interest income                     $      8,547      $  7,934
                                              ============      ========
Average volume:
      Interest-earning assets                 $    827,983      $709,718
      Interest-bearing liabilities                 724,052       610,864
                                              ------------      --------
          Net differential                    $    103,931       $98,854
                                              ============      ========
Average yields/rates:
      Yield on earning assets                        8.28%          8.49%
      Rate paid on liabilities                       4.72%          4.66%
                                              ------------      --------
          Interest spread                            3.56%          3.83%
                                              ============      ========
          Net interest margin                        4.15%          4.48%
                                              ============      ========

     The change in net interest income (in thousands) is attributable to the following:

                                          VOLUME     RATE      INC/(DEC)
                                          ------     ----      --------
Interest-earning assets              $    2,421   $   (388)   $    2,033
Interest-bearing liabilities              1,328         92         1,420
                                     ----------   --------    ----------
      Net interest income            $    1,093   $   (480)   $      613
                                     ==========   ========    ==========

     Net income for the six months ended June 30, 1998, was $6,047,917, an increase of 16.5% over the same period in 1997. Increased revenue from net interest income and other income provided this increase. Increased non-interest income was offset by increased non-interest expense. The following table illustrates the effect that changes in rates and volumes of earning assets and interest-bearing liabilities had on net interest income for the six months ended
June 30, 1998 and 1997.

                      THREE MONTHS ENDED JUNE 30

                                                   1998          1997
                                                   ----          ----
(000S)
Interest income (taxable equivalent)          $     33,887      $ 29,072
Interest expense                                    16,980        13,658
                                              ------------      --------
      Net interest income                     $     16,907      $ 15,414
                                              ============      ========
Average volume:
      Interest-earning assets                 $    821,526      $692,283
      Interest-bearing liabilities                 720,243       594,465
                                              ------------      --------
          Net differential                    $    101,283      $ 97,818
                                              ============      ========
Average yields/rates:
      Yield on earning assets                         8.32%         8.47%
      Rate paid on liabilities                        4.75%         4.63%
                                              ------------      --------
          Interest spread                             3.57%         3.84%
                                              ============      ========
          Net interest margin                         4.15%         4.49%
                                              ============      ========

     The change in net interest income (in thousands) is attributable to the following:

                                          VOLUME     RATE      INC/(DEC)
                                          ------     ----      --------
Interest-earning assets              $    5,339     $   (524)   $ 4,815
Interest-bearing liabilities              2,960          362      3,322
                                     ----------     --------    -------
      Net interest income            $    2,379     $   (886)   $ 1,493
                                     ==========     ========    =======

  Shoreline expensed $150,000 for the provision for loan losses in the second quarter of 1998, unchanged from the previous quarter. The provision for loan losses is based upon loan loss experience and such other factors which, in management's judgment, deserve current recognition in maintaining an adequate allowance for loan losses.
                                      -18-

  Total other income for the quarter ended June 30, 1998 totaled $1,927,638, an increase of $497,679 or 34.8% over the second quarter in 1997. The majority of the increase was the result of an increase in gains on the sale of mortgage loans of $285,344, gains on the sale of other assets of $127,512, and trust income of $96,468.
For the six months ended June 30, 1998, total other income totaled $3,739,362, an increase of $1,120,512 over the same period in 1997. Again, an increase in gains on the sale of mortgage loans of $624,517, gains on the sale of other assets of $263,330, and trust income of $175,568 accounted for the majority of the increase. The increase in the gain on sales of mortgage loans for both the quarter and six months ended June 30, 1998 over the prior year was largely the result of low interest rates spurring a significant volume of refinancing activity, resulting in increased sales of fixed rate loans to the secondary market. The increase in trust income for both the quarter and six months ended June 30, 1998 was a result of growth in managed assets and the favorable interest rate environment. The increase in gains on the sales of other assets for both the quarter and six months ended June 30, 1998 was largely the result of the sale of branch office assets of Shoreline Bank.

  Total other expense totaled $5,759,983 during the second quarter of 1998, an increase of $514,724 or 9.8% over the same period in 1997. An increase in salaries and employee benefits of $218,741 and an increase in the amortization of intangible assets of $142,866, both largely due to the acquisition of SJS Bancorp, Inc. in June 1997, accounted for the majority of the increase. A moderate increase in occupancy expense also contributed to the overall increase. For the six months ended June 30, 1998, total other expense totaled $11,296,700, which is an increase of $1,202,202 over the six months ended June 30, 1997. Increased salaries and benefits of $491,448, increased amortization of intangible assets of $285,732 and increased occupancy expense of $135,176 accounted for the majority of the increase. As also mentioned above, the increases in such other expense categories are a direct result of the SJS Bancorp, Inc. acquisition in June of 1997.

  Shoreline's ratio of total other expense to total average assets declined from 2.73% for the six months ended June 30, 1997 to 2.56% for the six months ended June 30, 1998. Over the same period of time, the efficiency ratio declined from 55.79% to 54.00%.

  In summary, Shoreline's net income of $3,015,469 in the second quarter of 1998 produced a return on average shareholders' equity of 15.05% and a return on average assets of 1.36%. On a year-to-date basis, Shoreline's return on average shareholders' equity stands at 15.41% and its return on average assets at 1.38%, which favorably compares to 1997 ratios of 14.78% and 1.42%, respectively. Basic and diluted earnings per share through June 30, 1998 were $.68 and dividends per share were $.32. This compares to basic and diluted earnings per share and dividends per share through June 30, 1997 of $.60 and $.28, respectively.

FORWARD-LOOKING STATEMENTS

  This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, that economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their abilities to repay loans; and vicissitudes of the national economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.
Furthermore, Shoreline undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

  Shoreline faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. Shoreline manages this risk with static GAP analysis and simulation modeling. Throughout the first six months of 1998, the results of these measurement techniques were within Shoreline's policy guidelines. Shoreline does not believe that there has been material changes in the nature of Shoreline's primary market risk exposures, including the categories of market risk to which Shoreline is exposed and the particular markets that present the primary risk of loss to Shoreline. As of the date of this Form 10-Q Quarterly Report, Shoreline does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

  Shoreline's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors which are outside of Shoreline's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned "Forward-Looking Statements" at the end of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q Quarterly Report for a discussion of the limitations on Shoreline's responsibility for such statements.

                     PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  On May 14, 1998, Shoreline's shareholders approved an amendment to Shoreline's Restated Articles of Incorporation increasing the number of authorized shares of common stock, no par value ("Common Stock"), from 10 million to 15 million shares.

  All of the additional shares resulting from the increase in Shoreline's authorized Common Stock are of the same class, with the same dividend, voting and liquidation rights, as the shares of Common Stock previously outstanding.

  The newly authorized shares are unreserved and available for issuance. No further shareholder authorization is required prior to the issuance of such shares by Shoreline. Shareholders have no preemptive rights to acquire shares issued by Shoreline under its Restated Articles of Incorporation, and shareholders did not acquire any such rights with respect to such additional shares under the amendment to Shoreline's Restated Articles of Incorporation. Under some circumstances, the issuance of additional shares of Common Stock could dilute the voting rights, equity and earnings per share of existing shareholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The annual meeting of shareholders of Shoreline Financial
Corporation was held on May 14, 1998. The purpose of the meeting was to elect directors and to amend Shoreline's Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 10 million to 15 million shares.

       (a) The name of each director elected (along with the number of votes cast for or authority withheld) and the name of each other director whose term of office as a director continued after the meeting follows:

                                                VOTES CAST
                                                       AUTHORITY
                                            FOR         WITHHELD
                                            ---        ---------
ELECTED DIRECTORS
Thomas T. Huff                           5,013,651       64,950
L. Richard Marzke                        5,015,642       62,959
Dan L. Smith                             5,063,444       15,157
Ronald L. Zile                           5,057,551       21,050

DIRECTORS WHO CONTINUE TO SERVE
Louis A. Desenberg                   James E. LeBlanc
Merlin J. Hanson                     James F. Murphy
Jeffery H. Tobian                    Robert L. Starks

          (b) The shareholders also voted to approve the amendment to the Restated Articles of Incorporation to increase the amount of authorized stock as described in Item 2 of Part II of this Report on Form 10-Q. The following sets forth the results of the voting with respect to that matter:

                                  SHARES VOTED
                         For                   5,026,605
                         Against                  31,517
                         Abstentions              18,033
                         Broker Non-Votes          2,446

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

  4.1 Restated Articles of Incorporation. See Exhibit 3.1 above.

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


                              SHORELINE FINANCIAL CORPORATION
                              (Registrant)


Date August 14, 1998          /S/DAN L. SMITH
                              Dan L. Smith
                              Chairman, President and Chief Executive
                                Officer


Date August 14, 1998          /S/WAYNE R. KOEBEL
                              Wayne R. Koebel
                              Executive Vice President, Chief
                                Financial Officer and Treasurer
                                (Principal Financial and
                                Accounting Officer)

                            EXHIBIT INDEX


     EXHIBIT
     NUMBER                        DOCUMENT

  3.1        Restated Articles of Incorporation.

  3.2        Bylaws.  Previously filed as Exhibit 3(b) to the
             Registrant's Form S-1 Registration Statement filed
             March 23, 1990.  Here incorporated by reference.

  4.1 Restated Articles of Incorporation. See Exhibit 3.1 above.

  27         Financial Data Schedule.