Form 10-Q
period 1998-09-30
SHORELINE FINANCIAL CORP
filed 1998-11-16
CIK 822697

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                          ======================

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934
     For The Quarterly Period Ended September 30, 1998


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

                     Yes ___X___           No _______

As of October 31, 1998, there were 9,179,220 issued and outstanding shares of the Registrant's Common Stock.

                      SHORELINE FINANCIAL CORPORATION
                                 FORM 10-Q

                                   INDEX

                                                                     PAGE
                                                                    NUMBER
                                                                    ------
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets,
             September 30, 1998 and December 31, 1997                 3-4

             Condensed Consolidated Statements of Income,
             Three Months and Nine Months Ended Sept 30,
             1998 and 1997                                              5

             Condensed Consolidated Statements of
             Comprehensive Income Three Months and Nine
             Months Ended Sept 30, 1998 and 1997                        6

             Condensed Consolidated Statements of Cash
             Flows, Nine Months Ended September 30, 1998
             and 1997                                                   7

             Notes to Condensed Consolidated Financial
             Statements                                              8-11

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations          12-21

     Item 3. Quantitative and Qualitative Disclosures about
             Market Risk                                               22

PART II.  OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds                 23

     Item 6. Exhibits and Reports on Form 8-K                          23


SIGNATURES                                                             24

                      PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                       SHORELINE FINANCIAL CORPORATION
                                         CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)
                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                       1998                 1997
                                                                   ------------         ------------
ASSETS
  Cash and due from banks                                          $ 30,532,808         $ 29,961,993
  Interest-earning deposits                                          36,608,242            6,344,447
  Federal funds sold                                                  1,375,000            8,675,000
                                                                   ------------         ------------
        Total cash and cash equivalents                              68,516,050           44,981,440
  Securities held to maturity
        (fair values of $30,963,000 and
        $39,572,300 on September 30, 1998 and
        December 31, 1997, respectively)                             29,773,638           38,385,568
  Securities available for sale (carried at fair value)             178,869,600          125,534,904

  Total loans                                                       632,299,514          619,636,155
  Less allowance for loan losses                                      7,901,798            7,588,127
                                                                   ------------         ------------
        Net loans                                                   624,397,716          612,048,028

  Premises and equipment, net                                        13,694,492           13,560,859
  Intangible assets, net                                             15,189,606           11,901,520
  Other assets                                                       11,870,451           11,430,483
                                                                   ------------         ------------
        Total Assets                                               $942,311,553         $857,842,802
                                                                   ============         ============

  LIABILITIES & SHAREHOLDERS' EQUITY
  Liabilities
  Deposits:
        Non interest-bearing                                       $ 85,812,129         $ 78,971,373
        Interest-bearing                                            695,682,338          643,692,981
                                                                   ------------         ------------
            Total deposits                                          781,494,467          722,664,354





  Securities sold under agreements to repurchase                     15,575,559            7,526,582
  Other liabilities                                                   5,315,974            5,593,571
  FHLB advances                                                      49,745,362           45,175,892
                                                                   ------------         ------------
        Total Liabilities                                           852,131,362          780,960,399
                                                                   ------------         ------------

                                       SHORELINE FINANCIAL CORPORATION
                                   CONSOLIDATED BALANCE SHEETS - CONTINUED
                                                (UNAUDITED)
                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                       1998                 1997
                                                                   ------------         ------------
  Shareholders' Equity
  Common stock:
        15,000,000 shares authorized; 9,206,397
        and 8,882,264 shares issued and
        outstanding at September 30, 1998 and
        December 31, 1997, respectively                                       0                    0
  Additional paid-in capital                                         73,851,380           65,273,177
  Stock incentive plan (unearned shares)                               (953,792)            (495,095)
  Unrealized gain on securities
        available for sale, net                                       2,142,253            1,604,270
  Retained earnings                                                  15,140,350           10,500,051
                                                                   ------------         ------------
        Total Shareholders' Equity                                   90,180,191           76,882,403
                                                                   ------------         ------------
  Total Liabilities & Shareholders' Equity                         $942,311,553         $857,842,802
                                                                   ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                                       SHORELINE FINANCIAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                 (UNAUDITED)
                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                            ----------------------------      ----------------------------
                                               1998             1997             1998             1997
                                            -----------      -----------      -----------      -----------
INTEREST INCOME
  Loans, including fees                     $13,496,716      $13,869,295      $40,472,079      $36,543,362
  Securities                                  3,087,835        2,880,386        8,717,655        7,944,920
  Deposits with banks                           553,898          104,537        1,277,105          355,133
  Federal funds sold                            131,180          112,320          370,885          789,803
                                            -----------      -----------      -----------      -----------
        Total interest income                17,269,629       16,966,538       50,837,724       45,633,218
                                            -----------      -----------      -----------      -----------

INTEREST EXPENSE
  Deposits                                    7,673,698        7,664,832       22,855,777       20,546,605
  Other                                         987,867          761,072        2,786,178        1,537,608
                                            -----------      -----------      -----------      -----------
        Total interest expense                8,661,565        8,425,904       25,641,955       22,084,213
                                            -----------      -----------      -----------      -----------

NET INTEREST INCOME                           8,608,064        8,540,634       25,195,769       23,549,005
  Provision for loan losses                     150,000          180,000          450,000          420,000
                                            -----------      -----------      -----------      -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                   8,458,064        8,360,634       24,745,769       23,129,005
                                            -----------      -----------      -----------      -----------

OTHER INCOME
  Service charges on deposit accounts           560,356          533,588        1,617,462        1,551,274
  Trust fees                                    505,433          423,637        1,499,864        1,242,501
  Gain on sales and calls of securities               0            9,785            3,237          122,688
  Gain on sales of mortgages                    335,631          229,047        1,070,058          338,957
  Other                                         419,855          317,227        1,370,016          876,714
                                            -----------      -----------      -----------      -----------
        Total other income                    1,821,275        1,513,284        5,560,637        4,132,134
                                            -----------      -----------      -----------      -----------





OTHER EXPENSES
  Personnel                                   3,173,507        2,991,317        9,119,644        8,446,006
  Occupancy                                     394,765          402,416        1,223,442        1,095,917
  Equipment                                     525,044          557,685        1,593,719        1,590,702
  Other                                       1,782,860        1,780,201        5,236,071        4,693,494
                                            -----------      -----------      -----------      -----------
        Total other expense                   5,876,176        5,731,619       17,172,876       15,826,119
                                            -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                    4,403,163        4,142,299       13,133,530       11,435,020
  Federal income tax expense                  1,393,500        1,289,500        4,075,950        3,390,500
                                            -----------      -----------      -----------      -----------

NET INCOME                                  $ 3,009,663      $ 2,852,799      $ 9,057,580      $ 8,044,520
                                            ===========      ===========      ===========      ===========
EARNINGS PER SHARE
  Basic                                     $       .33      $       .32      $      1.01      $       .92
                                            ===========      ===========      ===========      ===========
  Diluted                                   $       .33      $       .32      $      1.01      $       .92
                                            ===========      ===========      ===========      ===========
DIVIDENDS PER SHARE                         $       .17      $       .14      $       .49      $       .42
                                            ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                       SHORELINE FINANCIAL CORPORATION
                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                 (UNAUDITED)
                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                            ----------------------------      ----------------------------
                                               1998             1997             1998             1997
                                            -----------      -----------      -----------      -----------
NET INCOME                                  $ 3,009,663      $ 2,852,799      $ 9,057,580      $ 8,044,520
Other comprehensive income, net of tax:
  Change in unrealized gains (losses)
    on securities                               578,594          504,019          537,984          139,962
                                            -----------      -----------      -----------      -----------

COMPREHENSIVE INCOME                        $ 3,588,257      $ 3,356,818      $ 9,595,564      $ 8,184,482
                                            ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                       SHORELINE FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)
                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                 -------------------------------
                                                                    1998                 1997
                                                                 -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                       $ 9,057,580         $ 8,044,520
Adjustments to reconcile net income to net cash
from operating activities:
  Depreciation and amortization                                    1,232,692           1,215,992
  Provision for loan losses                                          450,000             420,000
  Net amortization and accretion on securities                       207,797             199,600
  Amortization of intangibles                                        621,711             368,425
  Stock incentive expense                                            111,303              80,840
  Gain on sales and calls of securities                               (3,237)           (122,688)
  Increase in other assets                                          (921,658)           (597,150)
  Increase (decrease) in other liabilities                          (547,093)         (1,660,556)
                                                                 -----------         -----------
      NET CASH FROM OPERATING ACTIVITIES                          10,209,095           7,948,983
                                                                 -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase)/decrease in loans                                (2,504,466)        (13,488,722)
  Sale of mortgage loan pool                                               0           8,842,810
  Securities available for sale:
      Purchase                                                   (77,342,853)        (33,394,954)
      Proceeds from sale                                                   0          15,771,748
      Proceeds from maturities, calls and principal
         reductions                                               33,983,822          12,035,611
  Securities held to maturity:
      Purchase                                                    (4,954,285)         (4,276,335)
      Proceeds from maturities, calls and principal
         reductions                                               13,539,765           8,380,242
  Premises and equipment expenditures                             (1,064,577)         (1,644,770)
  Net cash paid for acquisitions                                   7,389,275         (20,436,447)
                                                                 -----------         -----------
NET CASH USED IN INVESTING ACTIVITIES                            (30,953,319)        (28,210,817)
                                                                 -----------         -----------






CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                        35,069,465          10,803,926
  Net increase in short-term borrowings                            8,048,977           1,717,277
  Proceeds from FHLB advances                                     25,000,000          19,500,000
  Repayment of FHLB advances                                     (20,430,530)         (8,926,239)
  Dividends paid                                                  (4,417,281)         (3,715,536)
  Proceeds from shares issued                                      1,078,066             841,117
  Payments to retire common stock                                    (69,863)                  0
                                                                 -----------         -----------
NET CASH FROM FINANCING ACTIVITIES                                44,278,834          20,220,545
                                                                 -----------         -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           23,534,610             (41,289)
  Cash and Cash Equivalents at Beginning of Year                  44,981,440          61,558,670
                                                                 -----------         -----------
  Cash and Cash Equivalents at September 30                      $68,516,050         $61,517,381
                                                                 ===========         ===========

CASH PAID DURING THE YEAR FOR:
  Interest                                                       $25,617,897         $21,653,560
  Income Taxes                                                   $ 4,035,000         $ 3,077,000

The accompanying notes are an integral part of these consolidated financial statements.

                      SHORELINE FINANCIAL CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of Regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Shoreline Financial Corporation as of September 30, 1998 and December 31, 1997, and the results of its operations for the three and nine months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Shoreline Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management is in the process of determining whether any identified business segments will require future reporting.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June, 1998. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 1999. SFAS No. 133 standardizes the accounting for derivative instruments embedded in other contracts by requiring the recognition of those items as assets or liabilities in the statement of financial position and measuring them at fair value. SFAS No. 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (b) the earnings effect of the hedged forecasted transaction. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position, liquidity or results of operations of Shoreline.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Shoreline Financial Corporation and its wholly owned subsidiary, Shoreline Bank, together referred to as "Shoreline". All material intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

     Securities are classified into held to maturity, available for sale and trading categories. Held to maturity securities are those that Shoreline has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available for sale securities are those that Shoreline may decide to sell if needed for liquidity, asset-liability management or other reasons. Available for sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. Trading securities are bought principally for sale in the near term and are reported at fair value with unrealized gains or losses included in earnings. Shoreline did not hold any trading securities at any time during the first nine months of 1998.

     Realized gains or losses are determined based on the amortized cost of the specific security sold.

     During the nine-month period ended September 30, 1998, there were no sales of available for sale securities. Gross gains of $3,237 were realized on calls of securities during the period. For this period, the net unrealized holding gains on available for sale securities increased $537,983. There were no sales or transfers of securities classified as held to maturity.

ACQUISITION INTANGIBLES

     Goodwill represents the excess of the purchase price over the net value of tangible assets acquired and related core deposit intangibles identified in branch acquisitions. Goodwill is being amortized on a straight-line basis for a period of no more than 25 years. The related core deposit intangibles are amortized on an accelerated basis over the estimated life of the deposits acquired. Goodwill and identified intangibles are assessed for impairment based on estimated undiscounted cash flows, and written down if necessary.

INCOME TAXES

     Income tax expense for the periods ended September 30, 1998 and 1997 is based upon the asset and liability method. Shoreline records income tax expense based on the amount of taxes due on its tax return plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted rates.

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

NOTE 2 - ACQUISITIONS

     In July of 1998, Shoreline completed the acquisition of The State Bank of Coloma ("State Bank") in exchange for 242,299 shares of Shoreline common stock, with a market value of $7 million. The acquisition was accounted for as a purchase, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of the acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $3.7 million and has been recorded as goodwill and core deposit intangibles, which are being amortized on a straight-line basis over 20 years and on an accelerated basis over 10 years, respectively. The purchase accounting adjustments are being amortized under various methods and over the lives of the corresponding assets and liabilities. Following are the fair values (in thousands of dollars) of the assets acquired and the liabilities assumed as of the July, 1998 acquisition date.

               Cash acquired                         $ 7,389
               Securities                              9,339
               Loans, net                             10,295
               Premises and equipment, net               302
               Acquisition intangibles                 3,714
               Other assets                               (9)
               Deposits                              (23,761)
               Other Liabilities                        (269)

NOTE 3 - OTHER EMPLOYEE BENEFITS

     During the third quarter of 1998, 19,000 additional shares were awarded under the restricted stock provisions of the stock incentive plan. The shares were awarded at the market price of Shoreline's stock on the date of the award and vest in accordance with Shoreline's achievement of predetermined performance measures, as approved by the Board. Shares are earned and compensation expense is recorded over the expected vesting period of the awards.

NOTE 4 - STOCK REPURCHASE PROGRAM

     Shoreline's Board of Directors, at its August 18, 1998 meeting, authorized the purchase of up to 225,000 shares of the Corporation's common stock. It is anticipated that these shares will be purchased by the Corporation in a systematic program of open market and privately negotiated purchases, and that they will be reserved for later reissue in connection with possible future stock dividends, employee benefit plans, the company's dividend reinvestment plan, and other general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion compares the financial condition of Shoreline Financial Corporation ("Shoreline") at September 30, 1998 to December 31, 1997 and the results of operations for the three and nine months ended September 30, 1998 with the same periods in 1997. The acquisition of The State Bank of Coloma ("State Bank") in the quarter ended September 30, 1998 is reflected in the Balance Sheet of Shoreline, with the addition of approximately $31.0 million in market value adjusted assets, and in the results of operations from the date of acquisition (See Note 2).

FINANCIAL CONDITION

       On September 30, 1998, total deposits were $781.5 million, up $58.5 million from December 31, 1997. Total deposits averaged $759.7 million during the third quarter of 1998, an increase of $23.2 million over the previous quarter's average of $736.5 million and $29.4 million over the quarter ended December 31, 1997 average of $730.3 million. A comparison of the quarterly averages for the past three quarters follows:

                                            AVG BAL         AVG BAL          AVG BAL
                                           2RD QTR 98      2ND QTR 98       1ST QTR 97
--------------------------------------------------------------------------------------
(000S)
Noninterest-Bearing Demand Deposits         $ 87,566        $ 79,017         $ 77,303
Interest-Bearing Demand Deposits             148,457         146,749          143,398
Savings Deposits                             153,971         146,492          145,062
Time Deposits                                369,748         364,286          367,280
                                            --------        --------         --------
   Total                                    $759,742        $736,544         $733,043
                                            ========        ========         ========

      All categories of the retail deposit base participated in Shoreline's growth in average deposits during the quarter ended September 30, 1998.
Non interest-bearing demand deposits increased $8.5 million in the third quarter primarily due to additional commercial account relationships being developed. Growth in the savings deposit category of $7.5 million in the third quarter was largely impacted by increased balances of $5.3 million in Shoreline's Capital Club account, a tiered-rate savings product targeted at consumers maintaining average balances in excess of $7500. The increase in average time deposit balances of $5.5 million in the quarter ending September 30, 1998 was primarily the result of the acquisition of State Bank and the associated addition of $3.8 million in average time deposits.

     In addition to the deposit funding sources above, Shoreline capitalized on the favorable interest rate environment by utilizing its membership with the Federal Home Loan Bank of Indianapolis ("FHLB") as an alternative wholesale funding source. Average borrowings from the FHLB increased by $7.2 million in the first nine months of 1998. At September 30, 1998, Shoreline had $49.7 million of advances outstanding with the FHLB.

     The additional funds made available through increased deposits and FHLB advances have primarily been invested in interest-earning deposits along with the investment securities portfolio. Increased cash and cash equivalents, primarily related to interest-earning deposits, provided the majority of growth in Shoreline's total assets during the first nine months of 1998. Cash and cash equivalents averaged $85.4 million in the third quarter of 1998, up $10.9 million from the previous quarter's average of $74.5 million. Interest-earning deposits and federal funds sold accounted for the majority of this increase, averaging $50.5 million for the third quarter of 1998, up $8.3 million from the previous quarter.

     Funds have also been significantly invested in the investment securities portfolio during 1998. The total investment securities portfolio averaged $189.3 million in the third quarter of 1998, an increase of $18.9 million from the quarter ended June 30, 1998. Increased investments in U.S. Government Agency securities accounted for this growth. Total average investments have increased $11.7 million for the nine months ended September 30, 1998.

     Total loans averaged $615.6 million during the third quarter of 1998, basically the same as the previous quarter's average of $615.5 million. The low interest rate environment in the first half of 1998 has spurred high levels of mortgage refinancing into longer term fixed rate loans resulting in sales of the majority of loan originations in the secondary market. Aware of the impact that the current interest rate environment has had on the mortgage loan portfolio, Shoreline purchased $5.9 million of balloon mortgage loans in the third quarter of 1998 partially to offset the decline noted above. Also, the addition of State Bank's loan portfolio provided growth of $3.4 million in average balances for the third quarter of 1998. As opportunities exist, Shoreline anticipates purchasing additional balloon and adjustable mortgages to augment loan originations for the portfolio and to offset the effect of fixed rate sales in the secondary market. Consumer loan average balances increased by $3.2 million during the first nine months of 1998.

     Total non-performing assets at September 30, 1998 were $1.8 million, which represents .28% of Shoreline's total loan portfolio at that date. This level of non-performing assets has declined from the December 31, 1997 ratio of .41%. Non-performing assets include loans that are classified for regulatory purposes as contractually past due 90 days or more, on non-accrual status or as "troubled debt restructurings," and other real estate owned.

     During the third quarter of 1998, Shoreline experienced net loan charge-offs of $116,162, which represents only .02% of average total loans for the quarter. The provision for loan losses for the third quarter of 1998 was $150,000, equal to the provision in each of the first two quarters of the year. At September 30, 1998, Shoreline's allowance for loan losses was $7,901,798, which provides coverage of over 4.6 times the level of non-performing assets identified at September 30, 1998. As a percentage of total loans, the allowance for loan losses was 1.25% at September 30, 1998, which compares favorably to the December 31, 1997 level of 1.22%.

LIQUIDITY AND RATE SENSITIVITY

     As of September 30, 1998, Shoreline's loan to deposit ratio was 80.9%, down from the December 31, 1997 ratio of 85.7%. Interest-earning deposits and Federal funds sold of $38.0 million at September 30, 1998 represented 4.0% of Shoreline's total assets, as compared to $15.0 million or 1.8% of total assets at December 31, 1997. Approximately $178.9 million, or 85.7%, of Shoreline's total securities portfolio was classified as available for sale on September 30, 1998 and $3.0 million of loans were classified as held for sale. On September 30, 1998, Shoreline had commitments to make or purchase loans, including the unused portions of lines of credit, totaling $161.2 million.

     The cumulative funding gaps on September 30, 1998 of interest-earning assets and interest-bearing liabilities for selected maturity periods are illustrated as follows:

                                                REPRICEABLE OR MATURING WITHIN:
                                       ----------------------------------------------
                                         0 TO 3             0 TO 12           0 TO 5
(000S)                                   MONTHS             MONTHS            YEARS
                                         ------             ------            -----
Interest-earning assets
     Loans                             $ 142,557          $ 251,123         $ 568,763
     Securities                           22,694             51,232           123,755
     Federal funds sold                    1,375              1,375             1,375
     Interest-earning deposits            36,000             36,000            36,000
                                       ---------          ---------         ---------

             Total                     $ 202,626          $ 339,730         $ 729,893
                                       =========          =========         =========

Interest-bearing liabilities
     Time deposits                     $  94,808          $ 275,000         $ 377,415
     Demand and savings deposits         315,986            315,986           315,986
     Other borrowings                     56,076             59,076            65,396
                                       ---------          ---------         ---------

             Total                     $ 466,870          $ 650,062         $ 758,797
                                       =========          =========         =========

Asset/(Liability) Gap                  $(264,244)         $(310,332)        $ (28,904)
                                       =========          =========         =========

       As shown, Shoreline had a cumulative liability gap position of $310.3 million within the one-year time frame. This position suggests that if market interest rates decline in the next 12 months, Shoreline has the potential to earn more net interest income. The same presentation at December 31, 1997 produced a similar liability gap position of $250.6 million within the one year time frame. A limitation of the traditional static gap analysis, however, is that it does not consider the timing or magnitude of noncontractual repricing. In addition, the static gap analysis treats demand and savings accounts as resistant to rate sensitivity. Because of these and other limitations of the static gap analysis, Shoreline's Asset/Liability Committee utilizes simulation modeling as its primary tool to project how changes in interest rates will impact net interest income. These models indicate, and management believes, that Shoreline is positioned such that changes in rates within anticipated ranges and under anticipated circumstances would not severely alter operating results.

CAPITAL RESOURCES

       Total shareholders' equity was $90.2 million on September 30, 1998, up $13.3 million as compared to December 31, 1997. The overall increase was largely the result of the third quarter of 1998 acquisition of State Bank which resulted in an increase in capital stock of $7 million. In addition, net unrealized gains on securities available for sale totaling $2,142,253 at September 30, 1998 increased $537,983 from December 31, 1997. During the first nine months of 1998, Shoreline's Board of Directors approved and paid a cash dividend of $.49 per share. Shoreline's capital position remained strong as of September 30, 1998. Shoreline's capital ratios remain above regulatory standards to be considered a "well-capitalized" institution. A summary of its capital position follows:

                            SEPTEMBER 30, 1998       DECEMBER 31, 1997
                            ------------------       -----------------
Equity to assets                  9.57%                    8.96%
Tier I leverage                   8.08%                    7.42%
Risk-based:
    Tier I Capital               12.85%                   11.85%
    Total Capital                14.09%                   13.10%

RESULTS OF OPERATIONS

     Net income for the quarter ended September 30, 1998 was $3,009,663, an increase of 5.5% or $156,866 over the same period in 1997. Revenue growth, both in net interest income and non-interest income, was the primary reason behind the improved profitability. Increased non-interest income was offset by increased non-interest expense. The following table illustrates the effect that changes in rates and volumes of earning assets and interest-bearing liabilities had on net interest income for the quarters ended September 30, 1998 and 1997:

                     THREE MONTHS ENDED SEPTEMBER 30
                                              1998              1997
                                              ----              ----
(000S)
Interest income (taxable equivalent)        $ 17,555          $ 17,306
Interest expense                               8,662             8,426
                                            --------          --------
  Net interest income                       $  8,893          $  8,880
                                            ========          ========

Average volume:
  Interest-earning assets                   $854,550          $804,361
  Interest-bearing liabilities               742,939           709,240
                                            --------          --------
        Net differential                    $111,611          $ 95,121
                                            ========          ========

Average yields/rates:
  Yield on earning assets                      8.15%             8.54%
  Rate paid on liabilities                     4.63%             4.71%
                                            --------          --------


        Interest spread                        3.52%             3.83%
                                            ========          ========

        Net interest margin                    4.13%             4.38%
                                            ========          ========

     The change in net interest income (in thousands) is attributable to the following:

                                     VOLUME         RATE        INC/(DEC)
                                     ------         ----        ---------
Interest-earning assets              $1,052        $(803)         $249
Interest-bearing liabilities            395         (159)          236
                                     ------        -----          ----
  Net interest income                $  657        $(644)         $ 13
                                     ======        =====          ====

       Net income for the nine months ended September 30, 1998, was $9,057,580, an increase of 12.6% over the same period in 1997. The increase was a result of increased net interest income and other income offset partially by increased non-interest expense. The following table illustrates the effect that changes in rates and volumes of earning assets and interest-bearing liabilities had on net interest income for the nine months ended September 30, 1998 and 1997:

                      NINE MONTHS ENDED SEPTEMBER 30
                                              1998              1997
                                              ----              ----
Interest income (taxable equivalent)        $ 51,442          $ 46,328
Interest expense                              25,642            22,084
                                            --------          --------
  Net interest income                       $ 25,800          $ 24,244
                                            ========          ========

Average volume:
  Interest-earning assets                   $832,655          $730,045
  Interest-bearing liabilities               727,891           633,137
                                            --------          --------
        Net differential                    $104,764          $ 96,908
                                            ========          ========

Average yields/rates:
  Yield on earning assets                      8.26%             8.48%
  Rate paid on liabilities                     4.71%             4.66%
                                            --------          --------

        Interest spread                        3.55%             3.82%
                                            ========          ========

        Net interest margin                    4.14%             4.44%
                                            ========          ========

     The change in net interest income (in thousands) is attributable to the following:

                                     VOLUME           RATE        INC/(DEC)
                                     ------           ----        ---------
Interest-earning assets              $6,367         $(1,253)       $5,114
Interest-bearing liabilities          3,336             222         3,558
                                     ------         -------        ------
  Net interest income                $3,031         $(1,475)       $1,556
                                     ======         =======        ======

     Shoreline expensed $150,000 for the provision for loan losses in the third quarter of 1998, unchanged from the previous quarter. The provision for loan losses is based upon loan loss experience and other factors which, in management's judgment, deserve current recognition in maintaining an adequate allowance for loan losses.

     Total other income for the quarter ended September 30, 1998 amounted to $1,821,275, an increase of $307,991 or 20.4% over the third quarter in 1997. The majority of the difference was due to an increase in gains on the sale of mortgage loans of $106,584, increased other income of $102,628, and trust income of $81,796. For the nine months ended September 30, 1998, total other income amounted to $5,560,637, an increase of $1,428,503, or 34.6% over the same period in 1997. Again, an increase in gains on the sale of mortgage loans of $731,101, increased other income of $493,302, and trust income of $257,363 accounted for the increase. The increase in the gain on sales of mortgage loans for both the quarter and nine months ended September 30, 1998 over the prior year was largely the result of low interest rates spurring a significant volume of refinancing activity, resulting in increased sales of fixed rate loans to the secondary market. The increase in trust income for both the quarter and nine months ended

September 30, 1998 was a result of growth in managed assets and the favorable interest rate environment. The increase in other income for the nine months ended September 30, 1998 was primarily the result of the sale of branch office assets of Shoreline Bank along with the sale of a non-performing commercial loan property.

     Total other expense amounted to $5,876,176 during the third quarter of 1998, an increase of $144,557 over the same period in 1997. An increase in salaries and employee benefits of $182,190, primarily attributed to the State Bank acquisition at the end of July, 1998, accounted for the increase. Moderate reduction in occupancy and equipment expense partially offset the effect of this increase. For the nine months ended September 30, 1998, total other expense totaled $17,172,876, which is an increase of $1,346,759, or 8.5% over the nine months ended September 30, 1997. Increased salaries and benefits of $673,638, increased amortization of intangible assets of $253,286 and increased occupancy expense of $127,525 accounted for the majority of the increase. The increases in such other expense categories are a direct result of the SJS Bancorp, Inc. acquisition in June of 1997.

     Shoreline's ratio of total other expense to total average assets declined from 2.71% for the nine months ended September 30, 1997 to 2.56% for the nine months ended September 30, 1998. Over the same period of time, the efficiency ratio declined from 55.7% to 54.3%.

     In summary, Shoreline's net income of $3,009,663 in the third quarter of 1998 produced a return on average shareholders' equity of 14.08% and a return on average assets of 1.31%. On a year-to-date basis, Shoreline's return on average shareholders' equity stands at 14.95% and its return on average assets at 1.35%, which compares to 1997 ratios of 14.94% and 1.38%, respectively. Basic and diluted earnings per share through September 30, 1998 were $1.01 and dividends per share were $.49. This compares to basic and diluted earnings per share and dividends per share through September 30, 1997 of $.92 and $.42, respectively.

YEAR 2000 READINESS DISCLOSURE

     During 1997, Shoreline formed a Year 2000 Committee to specifically address issues related to the Year 2000 date change. The Committee developed and implemented a Year 2000 Readiness Plan to provide guidance in this company-wide effort. This plan follows the five phase approach (awareness, assessment, renovation, validation and implementation) recommended by regulators and contains specific goals and target dates. Progress on this plan is reviewed quarterly by Shoreline's Board of Directors.

     SHORELINE'S STATE OF READINESS - Shoreline does not develop or write its own software systems. It utilizes off-the-shelf systems developed by third-party vendors. In addition, it relies on third-party vendors for various hardware and other services in executing daily operations. A total inventory of all third-party systems and services has been prepared. Using this inventory, Shoreline has asked for and received responses from all third-party software, hardware and service providers as to their Year 2000 readiness and an assessment of those responses has been completed. In the majority of cases, Shoreline's vendors have indicated their systems or services to be Year 2000 compliant. Shoreline has successfully completed its first phase of testing on its mainframe software system, and believes that the favorable response received from the third-party provider was appropriate. It is currently in the process of testing all other systems it considers mission critical or high risk to confirm the state of readiness. In those cases where the vendor has indicated it is not Year 2000 compliant, plans have been established to upgrade or purchase another vendor's replacement software. Shoreline is targeting to complete all mission critical and high risk system testing or replacement by December 31, 1998. Testing of replacement systems is expected to be completed by February 29, 1999.

     Shoreline's Year 2000 Readiness Plan includes the assessment of non-information and technology systems including various building, security and equipment issues. Third-party suppliers and major borrower or funds provider relationships are also being considered. On-going assessments of these issues and relationships are currently in process and, to-date, have not indicated significant concerns.

     COSTS TO ADDRESS YEAR 2000 ISSUES - Shoreline has incurred expenses throughout 1998 related to this project and will continue to incur expenses over the next year. Based on available information these expenses are not expected to have a materially adverse impact on operating results, financial condition, or liquidity. A significant portion of these expenses are represented by existing staff that have been redeployed to this project. Estimates of incremental costs for remediation over the remaining period of this project are $400,000.

     RISKS OF SHORELINE'S YEAR 2000 ISSUES - Shoreline believes its management has taken, and will continue to take, all prudent actions needed to address Year 2000 issues. In addition, it is acting to comply with directives provided by its regulators with respect to the Year 2000 and expects to receive on-site examinations from its regulators to determine its readiness. While management anticipates successful implementation of its Year 2000 Readiness Plan and believes its current estimates of cost reasonable, it cannot guarantee actual results will not materially differ from those anticipated, as it cannot assure that all third parties upon which Shoreline relies will not have business interruptions due to Year 2000 issues.

     SHORELINE'S CONTINGENCY PLANS - Shoreline currently has a disaster recovery plan for its information technology system. Management is in the process of modifying this plan for Year 2000 issues. Additional contingency plans will be developed for other mission critical or high risk systems not covered in the disaster recovery plan. All contingency plans will be completed by April 30, 1999.

     In addition to reviewing its own computer operating systems and applications, Shoreline has initiated formal communications with its significant suppliers and large customers to determine the extent to which Shoreline's interface systems are vulnerable to those third parties' failure to resolve their Year 2000 issues. There is no assurance that the systems of other companies on which Shoreline's systems rely will be timely converted. If such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have an adverse impact on the operations of Shoreline.

     The costs of the project and the date on which Shoreline believes it will complete the Year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which Shoreline's systems rely to modify or convert their systems to be Year 2000 compliant, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     This Year 2000 Readiness Disclosure is based upon and partially repeats information provided by Shoreline's outside consultants, vendors and others regarding the Year 2000 readiness of Shoreline and its customers, vendors and other parties. Although Shoreline believes this information to be accurate, it has not in each case independently verified such information.

     The Year 2000 statements contained in this report and in other reports, registration statements and materials filed with the Securities and Exchange Commission by Shoreline are "Year 2000 Readiness Disclosures" under the Year 2000 Information and Readiness Disclosure Act. The Year 2000 disclosures contained in Shoreline's 1997 annual report and incorporated by reference in Shoreline's Form 10-K for the year ended December 31, 1997 is filed as an exhibit to this Form 10-Q and here incorporated by reference. That Readiness Disclosure is updated by the discussion in this report.

FORWARD-LOOKING STATEMENTS

     This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, that economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "indicates," "intends," "is likely," "plans," "predicts," "projects," "targets," variations of such words and indicates similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their abilities to repay loans; software failure, errors or miscalculations; and vicissitudes of the national economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. Furthermore, Shoreline undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

     Shoreline faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. Shoreline manages this risk with static GAP analysis and simulation modeling. Throughout the first nine months of 1998, the results of these measurement techniques were within Shoreline's policy guidelines. Shoreline does not believe that there has been material changes in the nature of Shoreline's primary market risk exposures, including the categories of market risk to which Shoreline is exposed and the particular markets that present the primary risk of loss to Shoreline. As of the date of this Form 10-Q Quarterly Report, Shoreline does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

                        PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          On July 31, 1998, Shoreline acquired State Bank, a Michigan banking corporation. In the acquisition, Shoreline issued 242,299 shares of its common stock to the shareholders of State Bank. The shares of Shoreline common stock issued in the acquisition were offered and sold by Shoreline without registration in reliance upon the exemption from registration made available under Section 4(2) of the Securities Act of 1933 and Rules 501-503 and Rules 506-508 of Regulation D promulgated thereunder. On August 11, 1998, Shoreline filed with the Securities and Exchange Commission a Form D with respect to the exempt offering in accordance with the requirements of Rule 503.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS. The following documents are filed as exhibits to this Report on Form 10-Q:

     EXHIBIT
     NUMBER                        DOCUMENT
     ------                        --------

       3.1        Restated Articles of Incorporation.  Previously filed as
                  Exhibit 3.1 to the Registrant's Quarterly Report on
                  Form 10-Q for the period ended June 30, 1998. Here incorporated by reference.

       3.2 Bylaws. Previously filed as Exhibit 3(b) to the Registrant's Form S-1 Registration Statement filed March 23, 1990. Here incorporated by reference.

       27         Financial Data Schedule.

       99.1       Prior Year 2000 Readiness Disclosures.

          (b) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the quarter covered by this report:

               DATE OF EVENT            ITEMS      FINANCIAL STATEMENTS
                 REPORTED              REPORTED           FILED
                 --------              --------           -----
             August 3, 1998              5, 7         Not applicable
             September 30, 1998          5, 7         Not applicable

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SHORELINE FINANCIAL CORPORATION
                              (Registrant)


Date November 13, 1998        /S/DAN L. SMITH
                              Dan L. Smith
                              Chairman, President and Chief Executive
                              Officer


Date November 13, 1998        /S/WAYNE R. KOEBEL
                              Wayne R. Koebel
                              Executive Vice President, Chief Financial
                                Officer and Treasurer (Principal Financial
                                and Accounting Officer)

                               EXHIBIT INDEX


EXHIBIT
NUMBER                               DOCUMENT
------                               --------

  3.1         Restated Articles of Incorporation.  Previously filed as
              Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998. Here incorporated by reference.

  3.2 Bylaws. Previously filed as Exhibit 3(b) to the Registrant's Form S-1 Registration Statement filed March 23, 1990. Here incorporated by reference.

  27          Financial Data Schedule.

  99.1        Prior Year 2000 Readiness Disclosures