Form 10-K
period 1998-12-31
SHORELINE FINANCIAL CORP
filed 1999-03-26
CIK 822697

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1998

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

        Aggregate Market Value as of March 16, 1999:  $178,385,104

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Common Stock outstanding at March 16, 1999:  8,990,023 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for its May 13, 1999, annual meeting of shareholders are incorporated by reference in Part III.

                       FORWARD-LOOKING STATEMENTS

This Form 10-K Annual Report and the documents incorporated in this report by reference contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about the financial services industry, the economy, and about Shoreline itself. Words such as "anticipates," "believes," "estimates," "expects," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements.
Year 2000 related remediation, cost and risk assessments are necessarily statements of belief as to the outcome of future events, based in part on information provided by vendors and others that Shoreline has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied, or forecasted in such forward-looking statements.

Future factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behaviors as well as their ability to repay loans; the ability of the companies on which Shoreline relies to make their computer systems Year 2000 compliant; the ability to locate and convert all relevant computer codes and data; the vicissitudes of the national economy; the possibility that expected cost savings from mergers might not be fully realized within the expected time frame; and similar uncertainties. Shoreline undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

                                  PART I


ITEM 1. BUSINESS OF SHORELINE FINANCIAL CORPORATION

GENERAL

Shoreline Financial Corporation (referred to as Shoreline or the
Corporation) is a bank holding company headquartered in Benton Harbor, Michigan. Its principal activity consists of owning and supervising its subsidiary bank, which operates general, commercial banking businesses from

30 offices and facilities located in Michigan and Indiana. At December 31, 1998, Shoreline had assets of $955 million, deposits of $796 million and shareholders' equity of $87 million.

The Corporation has responsibility for the overall conduct, direction and performance of Shoreline Bank. Shoreline derives its income principally from dividends upstreamed from its principal subsidiary, Shoreline Bank.

Shoreline recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Potential software failures due to processing errors arising from calculations using the Year 2000 date are a known risk. Further discussion of this issue is presented within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing later in this document.

In July 1998, Shoreline completed the acquisition of The State Bank of Coloma, Coloma, Michigan in exchange for 242,299 shares of Shoreline Common Stock, with a market value of $7 million. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair value of the net assets acquired was $3.7 million. The acquisition of The State Bank of Coloma is not considered material to the consolidated financial position or results of operations of Shoreline, therefore, no pro forma information is considered necessary.

Shoreline Bank

Shoreline's business is concentrated exclusively in the commercial banking industry segment. Shoreline's primary subsidiary is Shoreline Bank. Shoreline Bank is a general commercial bank with 29 offices in southwestern

Michigan and one loan production office in Indiana. Shoreline has no material foreign assets or income. At December 31, 1998, Shoreline Bank had total assets of $955 million, $635 million in loans and $798 million in deposits. Shoreline Bank offers a broad range of lending, depository and related financial services to individual, commercial, industrial, financial, and governmental customers. The range of services offered includes, among others, the following:

         -   Time, savings and demand deposits
         -   Commercial, consumer and real estate financing
         -   Letters of credit
         -   Money transfers
         -   Trust services
         -   Cash management services
         -   Investment services
         -   Safe deposit services
         -   Automated transaction machine services
         -   Electronic and telephone banking services
         -   Other banking services

The business of Shoreline is mildly seasonal due to the recreational and agricultural components of the local economy. No material part of the business of Shoreline and its subsidiary, Shoreline Bank, is dependent upon a single customer, or a very few customers, where the loss of any one would have a materially adverse effect on the Corporation.

The principal source of revenue for Shoreline is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 79.1%, 73.7% and 74.5% of Shoreline's total revenues in 1998, 1997 and 1996, respectively. Interest on investment securities accounted for 16.0%, 15.8% and 16.6% of Shoreline's total revenues in 1998, 1997 and 1996, respectively.

Shoreline and Shoreline Bank employed 341 full-time equivalent persons at December 31, 1998.

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

Shoreline Bank has 28 automated teller machines (ATMs) located on bank premises and on off-premise sites located in high volume retail and service locations.

SUPERVISION AND REGULATION

Shoreline and its subsidiary, Shoreline Bank, are subject to supervision, regulation and periodic examination by federal banking regulatory agencies, including, primarily, the Board of Governors of the Federal Reserve System
(FRB) and the Federal Deposit Insurance Corporation (FDIC).

The following is a summary of certain statutes and regulations affecting Shoreline and Shoreline Bank. This summary is qualified in its entirety by such statutes and regulations, which are subject to change based on pending and future legislation and actions by regulatory agencies.

BANK HOLDING COMPANIES - As a bank holding company, Shoreline is subject to regulation under the Bank Holding Company Act of 1956, as amended (BHCA) and by the FRB. Among other things, the BHCA imposes requirements for the maintenance of capital adequate to support a bank holding company's operations. The BHCA also restricts the product range of bank holding companies by circumscribing the types of institutions bank holding companies may own or acquire. The BHCA limits bank holding companies to owning and managing banks or companies engaged in activities determined by the FRB to be closely related to banking. The BHCA requires bank holding companies to obtain the prior approval of the FRB before acquiring substantially all of the assets of any bank or bank holding company or direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Riegle-Neal Act), bank holding companies were allowed to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law. The Riegle-Neal Act also provided for the nationwide interstate branching of banks. Under the Riegle-Neal Act both national and state chartered banks were also allowed to merge across state lines (thereby creating interstate branches) commencing June 1, 1997. States were permitted to "opt out" of the interstate branching authority by taking action prior to the commencement date. The states of Michigan and Indiana did not opt out of the Riegle-Neal Act provisions.

BANKS - Shoreline Bank is chartered under state law and is supervised, examined and regulated by both the Financial Institutions Bureau (FIB) of the Michigan Department of Consumer and Industry Services and the FDIC. The business activities of Shoreline Bank are significantly limited in a number of respects by federal and state laws governing banks.

DEPOSIT INSURANCE ASSESSMENTS AND OTHER FEDERAL REGULATION - Deposits held by Shoreline Bank are insured, to the extent permitted by law, by the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) of the FDIC.

A substantial portion (78%) of the deposits of Shoreline Bank are insured by the BIF, with the remaining portion (22%) insured by the SAIF. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the FDIC is required to set deposit insurance rates at a level that will maintain the BIF and SAIF reserve ratio at a mandated level and has implemented a risk-based assessment scheme. Under this arrangement, each depository institution is assigned to one of nine categories (based upon three categories of capital adequacy and three categories of perceived risk to the applicable insurance fund). For 1998, the effective BIF and SAIF assessment rates ranged from 0 basis points for well-capitalized institutions displaying little risk, to 27 basis points for undercapitalized institutions displaying high risk. Both BIF insured banks and SAIF insured banks and thrifts are required to pay interest on Financing Corporation (FICO) bonds issued in connection with the federal government's bailout of the thrift industry.

ECONOMIC CONDITIONS AND GOVERNMENTAL POLICY - Shoreline's earning are affected not only by the extensive regulation described above, but also by general economic conditions. These economic conditions influence and are influenced by the monetary and fiscal policies of the United States government and its various agencies, particularly the FRB. Shoreline cannot predict changes in monetary policies or their impact on its operations and earnings.

CAPITAL ADEQUACY - Reference is made to Note 16 of the Notes to
Consolidated Financial Statements included under "Item 8. Financial Statements and Supplementary Data" appearing later in this document.

STATISTICAL INFORMATION - The statistical information contained in the tables appearing or incorporated by reference in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the descriptive text accompanying those tables, is incorporated herein by reference.

ITEM 2. PROPERTIES

Shoreline is headquartered in Benton Harbor, Michigan.

Shoreline's subsidiary, Shoreline Bank, operates 29 banking offices in southwestern Michigan and one loan production office in Indiana. Of these offices, 28 are owned and two are leased. All of the offices are considered by management to be well maintained and adequate for the purpose intended.

ITEM 3. LEGAL PROCEEDINGS

Shoreline and its subsidiary, Shoreline Bank, are parties to routine litigation arising in the normal course of their respective businesses. In the opinion of management after consultation with counsel, liabilities arising from these proceedings, if any, are not expected to be material to Shoreline's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended December 31, 1998.


                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Shoreline common stock is traded on The Nasdaq Stock Market under the symbol SLFC. The range of high and low bid prices on a quarterly basis as reported on that system appear under the subcaptions "Market Price of Common Stock" under the caption "Supplementary Quarterly Financial and Common Stock Data" included in "Item 8. Financial Statements and Supplementary Data" appearing later in this document. That information is incorporated herein by reference in this Item.

Common stock dividends, payable in cash, were declared on a quarterly basis during 1998 and 1997. The dividends declared per common share totaled $.66 during 1998 and $.57 during 1997. Restrictions on Shoreline's ability to pay dividends are described in Note 17 of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and after Table XVII in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included later in this document. Dividends paid, by quarter, are included within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Table XVII" appearing later in this document. That information is incorporated herein by reference in this Item.

At December 31, 1998, there were 1,520 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

Reference is made to the information included in "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations
- Table I"  appearing  later in this document.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides further information about the financial condition and results of operations of Shoreline Financial Corporation. It should be read in conjunction with the financial statements included elsewhere in this annual report.

1998 HIGHLIGHTS

Shoreline's net income for 1998 was $12.1 million, up 10.0% from last year's $11.0 million while diluted earnings per share were $1.34 compared with the $1.24 earned last year. The main reason for the increase was a 33.9% increase in non-interest income as net interest income, on a tax equivalent basis, was up only 5.1% and non-interest expenses were higher for 1998 compared with 1997. The return on average assets was 1.33% for 1998 and 1.37% for 1997. The return on average equity ratio was 14.46% and 15.08%, respectively.

Total assets were $955.3 million at December 31, 1998, an increase of 11.4% from the $857.8 million reported at December 31, 1997. The increase was the result of the purchase of The State Bank of Coloma on July 31, 1998 and general growth within earning assets. Growth in the loan and investment securities portfolios of $15.5 million and $52.0 million, respectively, accounted for the increase in earning assets.

Asset quality strengthened during 1998 with non-performing assets decreasing to $1.9 million, or .29% of loans from $2.6 million, or .41% of loans at year end 1997. In addition, the allowance for loan losses at year end 1998 was 1.24%, up from 1997's ratio of 1.22%, and coverage of non-performing assets by the allowance was 423% compared with 350%.

At December 31, 1998, shareholders' equity was $87.2 million, $10.3 million higher than at year end 1997 mainly due to net earnings retention and the shares issued for the acquisition of The State Bank of Coloma. On July 31, 1998, Shoreline completed its acquisition of The State Bank of Coloma, a state-chartered commercial bank with assets of $29 million. The transaction was accounted for as a purchase under Generally Accepted Accounting Principles and, accordingly, the bank's assets, liabilities and operations have been included since the date of acquisition.

                                                                                                   Table I

FINANCIAL HIGHLIGHTS

(In thousands except financial ratios and per share data)
                                       1998             1997           1996          1995           1994
                                     ---------------------------------------------------------------------
At Year End:
  Total assets                       $955,264         $857,843       $716,095      $671,173       $633,854
  Net loans                           627,276          612,048        493,696       459,395        430,577
  Total deposits                      795,842          722,664        616,478       592,300        566,096
  FHLB advances                        49,478           45,176         18,000         5,000          5,000
  Shareholders' equity                 87,211           76,882         69,418        64,360         56,208
  Tier I risked-based capital           12.29%           11.90%         15.10%        14.56%         13.62%

For The Year:
  Net interest income                 $33,991          $32,193        $29,083       $27,126        $25,263
  Provision for loan losses              (600)            (600)          (600)         (750)          (750)
  Other income                          7,651            5,713          4,347         4,082          4,686
  Other expense                       (23,452)         (21,521)       (19,433)      (18,720)       (19,721)
                                     ---------------------------------------------------------------------
  Income before income taxes           17,590           15,785         13,397        11,738          9,478
  Income tax expense                   (5,476)          (4,774)        (3,792)       (3,131)        (2,280)
                                     ---------------------------------------------------------------------
  Net income                          $12,114          $11,011         $9,605        $8,607         $7,198
                                     =====================================================================

Financial Ratios:
  Return on average
    Shareholders' equity                14.46%           15.08%         14.37%        14.28%         13.02%
  Net interest margin                    4.17%            4.47%          4.69%         4.70%          4.63%
  Return on average assets               1.33%            1.37%          1.38%         1.33%          1.16%
  Efficiency                            54.83%           54.89%         56.09%        56.88%         62.03%
  Average equity capital to
    Average assets                       9.15%            9.09%          9.60%         9.30%          8.91%
  Dividend payout ratio                 49.29%           45.48%         45.47%        43.39%         44.19%

Per Share Data:
  Basic earnings per share              $1.35            $1.25          $1.10         $0.99          $0.83
  Diluted earnings per share             1.34             1.24           1.10          0.98           0.83
  Cash dividends declared
    per share                            0.66             0.57           0.50          0.43           0.37
  Book value per share (year
    end)                                 9.63             8.66           7.94          7.42           6.48

All per share data adjusted to reflect stock splits and stock dividends.

The acquisitions of The State Bank of Coloma (July, 1998) and SJS Bancorp, Inc. (June, 1997) were accounted for as purchases. Results of these acquired companies are included from their dates of acquisition.

SUMMARY OF OPERATING RESULTS

NET INTEREST INCOME
The largest component of Shoreline's operating income is net interest income. Net interest income is the difference between interest and fees earned on earning assets and the interest paid on deposits and other borrowed funds. A number of factors influence net interest income, such as changes in the volume and mix of interest-earning assets and interest-bearing liabilities, market interest rates, governmental monetary and fiscal policies, and customer preference.

Net interest income on a fully taxable equivalent basis was $35.2 million in 1998, an increase of $1.7 million, or 5.1% over 1997's net interest income of $33.5 million. Net interest income (FTE) for 1996 was $30.5
million.   Shoreline's annual increases in net interest income resulted primarily from growth in the volume of earning assets. Average earning assets increased 12.6% and 15.3% for 1998 over 1997 and 1997 over 1996, respectively, mainly from acquisitions completed during 1998 and 1997.

Table II details the impact that the changes in volume and rate had on net interest income. Changes due to both volume and rate were allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each. Net interest income (FTE), average balance amounts and the corresponding yields and costs for 1998, 1997 and 1996 are presented in Table III.

                                                                                              Table II
                                             98 COMPARED TO 97                 97 COMPARED TO 96
                                            INCREASE/(DECREASE)               INCREASE/(DECREASE)
                                            -------------------               -------------------

                                       DUE TO      DUE TO                 DUE TO    DUE TO
                                       VOLUME       RATE        NET       VOLUME     RATE        NET
                                       ------       ----        ---       ------     ----        ---
(In thousands)

Interest-earning assets:
    Interest-earning deposits          $  612     $   (23)     $  589     $  511     $  31      $  542
    Fed funds sold                         (5)         (4)         (9)        24         9          33
    Securities:
         Taxable                        2,217        (632)      1,585      1,009       220       1,229
         Tax-exempt                      (222)       (159)       (381)      (179)      (46)       (225)
    Loans-net of unearned income        4,657      (1,059)      3,598      6,885      (197)      6,688
                                       ---------------------------------------------------------------
         Change in interest income      7,259      (1,877)      5,382      8,250        17       8,267
                                       ---------------------------------------------------------------

Interest-bearing liabilities:
    Demand deposits                       577         (43)        534        469       337         806
    Savings deposits                      340        (118)        222        (23)       71          48
    Time deposits                       1,772        (245)      1,527      3,337      (238)      3,099
    Short-term borrowings                 276          (5)        271        100        11         111
    FHLB advances                         960         154       1,114      1,158        39       1,197
                                       ---------------------------------------------------------------
         Change in interest expenses    3,925        (257)      3,668      5,041       220       5,261
                                       ---------------------------------------------------------------
    Change in net interest income      $3,334     $(1,620)     $1,714     $3,209     $(203)     $3,006
                                       ===============================================================

                                                                                                                       Table III

AVERAGE CONSOLIDATED BALANCE SHEETS / INTEREST RATES

The following table presents interest income from average earning assets, expressed in dollars and yields on a fully tax equivalent basis and interest expense on average interest-bearing liabilities expressed in dollars and rates.
--------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31 (IN THOUSANDS)           1998                           1997                             1996
--------------------------------------------------------------------------------------------------------------------------------
                                    AVERAGE              AVERAGE    AVERAGE              AVERAGE    AVERAGE              AVERAGE
                                    BALANCE    INTEREST    RATE     BALANCE   INTEREST     RATE     BALANCE    INTEREST    RATE
--------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
    Interest bearing deposits       $ 29,786   $ 1,611     5.41%    $ 18,485   $ 1,022     5.53%    $  9,214    $  480     5.21%
    Federal funds sold                 8,426       448     5.32%       8,511       457     5.37%       8,066       424     5.26%
    Securities:
     Taxable                         151,957    10,171     6.69%     119,327     8,586     7.20%     105,229     7,358     6.99%
     Tax-exempt <F2>                  33,347     2,971     8.91%      35,783     3,352     9.37%      37,691     3,577     9.49%
   Loans - net of unearned
    income <F1> <F2>                 620,745    54,121     8.72%     567,528    50,523     8.90%     490,200    43,835     8.94%
                                    --------   -------              --------   -------              --------   -------
     Total interest-earning assets   844,261    69,322     8.21%     749,634    63,940     8.53%     650,400    55,674     8.56%
                                               -------                         -------                         -------
NON-EARNING ASSETS
   Cash and due from banks            34,547                          30,478                          28,606
   Other assets                       37,374                          30,501                          21,800
   Allowance for loan losses          (7,732)                         (7,367)                         (6,764)
                                    --------                        --------                        --------
     Total assets                   $908,450                        $803,246                        $694,042
                                    ========                        ========                        ========

INTEREST-BEARING LIABILITIES
   Demand deposits                  $122,471   $ 3,615     2.95%    $102,956   $ 3,081     2.99%    $ 86,450   $ 2,275     2.63%
   Savings deposits                  179,378     5,998     3.34%     169,264     5,776     3.41%     169,959     5,729     3.37%
   Time deposits                     368,651    20,858     5.66%     337,382    19,331     5.73%     279,235    16,234     5.81%
   Short-term borrowed funds          14,220       599     4.21%       7,674       328     4.27%       5,327       216     4.05%
   Long-term debt                     50,872     3,043     5.98%      34,668     1,929     5.56%      13,800       731     5.30%
                                    --------   -------              --------   -------              --------   -------
     Total interest-bearing
      liabilities                    735,592    34,113     4.64%     651,944    30,445     4.67%     554,771    25,185     4.54%
                                               -------                         -------                         -------






NON-INTEREST-BEARING LIABILITIES
   Demand deposits                    83,833                          72,968                          68,621
   Other liabilities                   5,264                           5,303                           3,988
   Shareholders' equity               83,761                          73,031                          66,662
                                    --------                        --------                        --------
   Total liabilities and share-
    holders' equity                 $908,450                        $803,246                        $694,042
                                    ========                        ========                        ========
NET INTEREST INCOME                            $35,209                         $33,495                         $30,489
                                               =======                         =======                         =======
NET INTEREST INCOME AS A PERCENT
   OF INTEREST-EARNING ASSETS                              4.17%                           4.47%                           4.69%
                                                           =====                           =====                           =====

<F1> Nonaccrual loans are included in the daily average loans outstanding for purposes of this calculation.  See Note 1 to the Consolidated Financial Statements regarding recognition of loan fee income.  Included in interest on loans are fees in the amount of $1,000,000, $1,098,000 and $667,000 for 1998, 1997 and 1996, respectively.
<F2> Yields are computed on a fully tax-equivalent basis using a federal income tax rate of 34 percent for all years presented

                                     9

NET INTEREST MARGIN
The net interest margin is calculated by dividing net interest income (FTE) by average earning assets. Management continually monitors Shoreline's balance sheet and employs other methods of analysis to protect net interest income from fluctuations caused by interest rate volatility. These methods have produced net interest margins of 4.17%, 4.47% and 4.69% for 1998, 1997 and 1996, respectively. The net interest margin for 1998 was lower than 1997's margin as the lower interest rate environment of 1998 caused both the yields on earning assets and the rates paid on interest bearing liabilities to decline. For 1997 compared with 1996, the net interest margin was negatively impacted by the acquisition of SJS Bancorp. SJS, like many thrift institutions, had a net interest margin substantially below that of the commercial banking industry due to its mix of earning assets and rate sensitive liabilities.

PROVISION FOR LOAN LOSSES
The provision for loan losses is the amount added to the allowance for loan losses to absorb losses that are currently anticipated. The loan loss provision is based on historical loss experience and such other factors, which, in management's judgment, deserve current recognition in maintaining an adequate allowance for loan losses. The provision for loan losses was $600,000 for 1998, 1997 and 1996. Continued overall strength in asset quality measures along with another year of relatively modest levels of net charge-offs helped to support the consistent level of provision for loan losses. At year-end 1998, the ratio of the allowance for loan losses to non-performing loans was strong at 423% compared with year end 1997's ratio of 350%. The same ratio for year end 1996 was 424%.

Additional information on the provision for loan losses, net charge-offs and non-performing assets is provided in Tables IX and XII presented later in this discussion

OTHER INCOME
Non-interest income for 1998 was 33.9% higher than last year as gains realized on the sale of mortgages were significantly higher than in 1997, and fees for trust, investments and deposit services continued to grow. For 1997 compared with 1996, non-interest income increased 31.4%. The components of other income are shown in Table IV.

                                                                              Table IV

YEARS ENDED DECEMBER 31 (In thousands)              1998           1997          1996
                                                   ------         ------        ------
Service charges on deposit accounts                $2,190         $2,081        $1,820
Trust income                                        1,985          1,673         1,500
Net gain on security sales                             65            171           191
Net gain/(loss) on loan sales                       1,633            526           (21)
Other                                               1,777          1,262           857
                                                   ------         ------        ------
       Total other income                          $7,650         $5,713        $4,347
                                                   ======         ======        ======

Service charges on deposit accounts, which increased 5.2% from 1997, remained the largest component of non-interest income in 1998.

Trust income increased 18.6% from a year ago as trust assets under management increased to $439.8 million from $375.5 million.

Gains on the sale of mortgages increased $1.1 million over 1997's reported gains of $.5 million as a favorable interest rate environment kept new originations as well as refinancings high. During 1998, $178.0 million of mortgage loans were originated with $87.0 million being sold servicing released and $30.2 million servicing retained. The remaining loans originated were retained by Shoreline for its mortgage portfolio.

Other income increased 40.1% primarily from gains on the sale of other assets, Business Manager income, ATM fees, investment services income and insurance agency income. The Business Manager program, an accounts-receivable management program was introduced in 1998. This product helps cement relationships with customers while they improve their cash flows and avoids billing hassles.

The increase in other income for 1997 over 1996 was due primarily to gains on the sale of loans, an 11.5% increase in trust income and a 14.3% increase in service charge income. Other income also increased year over year due to a higher level of mortgage loan servicing fees.

OTHER EXPENSE
Non-interest expense was up $1.9 million, or 9.0% compared with 1997. Of this increase, approximately $.5 million was directly attributable to the ongoing operating costs added as a result of the acquisitions made in mid 1997 and 1998. Excluding these costs from both 1998 and 1997, non-interest expense would have increased 6.9%.

                                                                                               Table V

YEARS ENDED DECEMBER 31 (In thousands)                             1998           1997           1996
                                                                 -------        -------        -------
Salaries                                                         $ 9,519        $ 8,970        $ 8,215
Employee benefits                                                  2,852          2,539          2,435
Occupancy                                                          1,613          1,459          1,329
Equipment                                                          2,165          2,150          1,920
Insurance                                                            345            293            572
Professional fees                                                  1,486          1,454          1,007
Other taxes                                                          683            620            541
Goodwill amortization                                                899            549            266
Other                                                              3,890          3,487          3,148
                                                                 -------        -------        -------
       Total other expense                                       $23,452        $21,521        $19,433
                                                                 =======        =======        =======

KEY RATIOS:
Efficiency Ratio                                                  54.83%         54.89%         56.09%
Other expense as a percent of average assets                       2.58%          2.68%          2.80%
Salary and employee benefits as a percent of average assets        1.36%          1.43%          1.53%

Personnel costs, the largest category of non-interest expense was up 7.5% including the staffing costs added from acquisitions (5.0% excluding these costs). The primary reasons for the increase was normal compensation and fringe benefit cost adjustments, additional staff necessitated by new and expanded business opportunities and, as mentioned, acquisitions.

Two ratios that measure internal efficiencies are the number of full time equivalent employees per one million dollars of average assets and net income per FTE employee. For 1998, there were .36 FTE employees per one million dollars of average assets compared with .41 a year ago and $35,500 of net income per FTE employee versus $33,600 a year ago. These ratios were .41 and $29,900 for 1996.

The remaining categories within non-interest expense were up basically due to acquisitions and the investments made in technology during 1998 to better serve an expanding customer base and to resolve year 2000 issues.

The efficiency ratio measures non-interest expense as a percent of the sum of net interest income (fully taxable equivalent) and non-interest income. The lower the ratio, the more efficiently a company's resources produce revenue. Table V includes the efficiency ratio over the past three years. In 1998, the efficiency ratio was 54.83% compared with 56.09% in 1996. This 137 basis point improvement was mainly the result of steady growth in non-interest income.

The burden ratio measures the relationship of non-interest expense, net of non-interest income, to average assets. The burden ratio improved 22 basis points since 1996.

INCOME TAX EXPENSE
Income tax expense was $5.5 million for 1998 compared with $4.8 million in 1997 and $3.8 million in 1996. A summary of significant tax components is provided in Note 11 of the Notes to Consolidated Financial Statements included later in this document.

INVESTMENT PORTFOLIO

                                                                             Table VI

AVAILABLE FOR SALE AT DECEMBER 31,                  1998          1997         1996
                                                  --------      --------      -------
                                                            (in thousands)
U.S. Treasury and agencies                        $ 66,716      $ 55,801      $37,514
States and political subdivisions                   26,489        27,710       29,895
Mortgage-backed:
  U.S. Government agencies                          91,658        37,636       18,816
  Collateralized mortgage obligations                1,010            27        1,290
Other                                                4,862         4,360        2,739
                                                  --------      --------      -------
    Total                                         $190,735      $125,534      $90,254
                                                  ========      ========      =======


HELD TO MATURITY AT DECEMBER 31,                    1998          1997          1996
                                                  --------      --------      -------
                                                             (in thousands)
U.S. Treasury and agencies                        $  2,000      $ 13,999      $15,000
States and political subdivisions                    6,472         6,883        7,664
Mortgage-backed:
  U.S. Government agencies                          16,431        16,939       22,129
  Collateralized mortgage obligations                  263           565        2,789
                                                  --------      --------      -------
    Total                                         $ 25,166      $ 38,386      $47,582
                                                  ========      ========      =======

                                                                                                                     Table VII

AVAILABLE FOR SALE                                                            MATURING
                                    ------------------------------------------------------------------------------------------
                                                                AFTER ONE BUT           AFTER FIVE BUT
                                      WITHIN ONE YEAR         WITHIN FIVE YEARS        WITHIN TEN YEARS      AFTER TEN YEARS
(IN THOUSANDS)                       AMOUNT      YIELD       AMOUNT        YIELD      AMOUNT       YIELD    AMOUNT       YIELD
------------------------------------------------------------------------------------------------------------------------------
U.S. Treasuries                     $ 9,123       6.83%     $ 15,365       5.95%      $     0        N/A    $     0        N/A
Agencies                                  0         N/A       13,073       6.10%       29,155      6.66%          0        N/A
States and political subdivisions     3,158      10.67%        6,684       9.42%       11,367      9.02%      6,873      8.17%
Mortgage-backed securities:
     U.S. Government agencies        13,481       6.42%       63,827       6.42%        7,506      5.87%      5,251      6.49%
     Collateralized mortgage
     obligations                          0         N/A        1,010       6.10%            0        N/A          0        N/A
Other                                     0         N/A          502       6.00%            0        N/A      4,360      8.03%
                                    -------                 --------                  -------               -------
     Total                          $25,762                 $100,461                  $48,028               $16,484
                                    =======                 ========                  =======               =======


HELD TO MATURITY                                                              MATURING
                                    ------------------------------------------------------------------------------------------
                                                                AFTER ONE BUT           AFTER FIVE BUT
                                      WITHIN ONE YEAR         WITHIN FIVE YEARS        WITHIN TEN YEARS      AFTER TEN YEARS
(IN THOUSANDS)                       AMOUNT      YIELD       AMOUNT        YIELD      AMOUNT       YIELD    AMOUNT       YIELD
------------------------------------------------------------------------------------------------------------------------------
U.S. Treasuries                     $     0        N/A      $      0          N/A     $     0         N/A   $     0        N/A
Agencies                                  0        N/A             0          N/A       2,000       7.92%         0        N/A
States and political subdivisions       250      9.99%         1,908        9.58%       3,106       9.47%     1,209      9.90%
Mortgage-backed securities:
     U.S. Government agencies           607      6.29%        15,823        7.65%           0         N/A         0        N/A
     Collateralized mortgage
     obligations                        263      6.07%             0          N/A           0         N/A         0        N/A
Other                                     0        N/A             0          N/A           0         N/A         0        N/A
                                    -------                 --------                  -------               -------
     Total                          $ 1,120                 $ 17,731                  $ 5,106               $ 1,209
                                    =======                 ========                  =======               =======

At December 31, 1998, the aggregate book value of the securities of no issuer exceeded 10% of Shoreline's shareholders' equity.

CREDIT RISK

LOAN PORTFOLIO
Shoreline's management understands that credit risk is a fundamental element of its business. Conservative lending philosophies supported by comprehensive policies and administrative functions help Shoreline lenders adhere to strict credit underwriting standards. Shoreline concentrates its lending efforts primarily in the communities in which Shoreline Bank branches are located and maintains a diversified loan portfolio of commercial, real estate and consumer loans. Shoreline Bank has no foreign loans. Exposures to any single borrower, as well as industry concentrations, are continually monitored by management.

                                                                                                                      Table VIII

DECEMBER 31,  (In thousands) 1998                1997                 1996                 1995                  1994
                             ----                ----                 ----                 ----                  ----
                                      % OF                 % OF                 % OF                  % OF                % OF
                            AMOUNT    TOTAL     AMOUNT     TOTAL     AMOUNT     TOTAL     AMOUNT      TOTAL     AMOUNT    TOTAL
                           -----------------------------------------------------------------------------------------------------
Commercial, financial
 and agricultural          $264,807   41.69%   $230,338    37.17%   $211,953    42.34%   $191,437     41.08%   $179,850   41.20%
Residential real
 estate mortgage            247,454   38.96%    273,241    44.10%    214,201    42.79%    194,784     41.80%    175,912   40.30%
Real estate
 construction                18,169    2.86%     14,765     2.38%     10,243     2.05%     18,704      4.01%     26,679    6.11%
Consumer                    104,729   16.49%    101,292    16.35%     64,194    12.82%     61,070     13.11%     54,088   12.39%
                           --------  -------   --------   -------   --------   -------   --------    -------   --------  -------
     Total loans           $635,159  100.00%   $619,636   100.00%   $500,591   100.00%   $465,995    100.00%   $436,529  100.00%
                           ========  =======   ========   =======   ========   =======   ========    =======   ========  =======
Total loans, net of
  allowance for loan
 losses                    $627,276            $612,048             $493,696             $459,395              $430,577
                           ========            ========             ========             ========              ========

Shoreline's commercial portfolio is comprised primarily of loans to small and mid-size businesses within its local markets. At December 31, 1998, 41.7% of the total loan portfolio was classified commercial, up from 37.2% a year ago. The maturity and rate sensitivity for commercial and other selected loan categories is presented in Table VII.

At December 31, 1998, residential mortgage loans totaled $247.5 million compared with $273.2 million at year-end 1997. The decrease was the result of management's decision to sell more mortgages in the secondary market. This decision was influenced in part by the borrower's preference for long term fixed rate loans.

Consumer loans, which make up 16.5% of the total portfolio, increased $3.4 million between December 31, 1997 and December 31, 1998. Included in consumer loans are direct and indirect auto loans, home equity loans and other secured and unsecured personal loans.

                                                                                                    Table IX

                                           DECEMBER 31, 1998                      DECEMBER 31, 1997
                                --------------------------------------  ------------------------------------
                                 DUE IN ONE   DUE IN ONE     DUE AFTER   DUE IN ONE   DUE IN ONE   DUE AFTER
                                YEAR OR LESS  TO FIVE YRS    FIVE YRS.  YEAR OR LESS  TO FIVE YRS  FIVE YRS.
                                --------------------------------------  ------------------------------------
(in thousands)

Commercial, financial and
  Agricultural                     $46,618     $154,747       $63,442      $44,777      $133,332    $52,230
Real estate construction             8,727        2,780         6,662        8,144         6,133        488
                                   ----------------------------------      --------------------------------
      Total                        $55,345     $157,527       $70,104      $52,921      $139,465    $52,718
                                   ==================================      ================================

Loans due after one year:
  with fixed rates                             $127,440       $32,827                   $99,967     $15,260
                                               ======================                   ===================
  with floating rates                           $30,087       $37,277                   $39,498     $37,458
                                               ======================                   ===================

ASSET QUALITY
Non-performing assets, including non-accrual loans, accruing loans past due 90 days or more, restructured loans and other real estate owned, totaled $1.9 million or .29% of total assets. Non-performing loans were .41% and
 .38% of total assets at year end 1997 and 1996, respectively. The breakdown of non-performing assets for the past five years is detailed in Table X.

                                                                                                 Table X

DECEMBER 31,  (In thousands)                     1998         1997        1996         1995        1994
                                                ------       ------      ------       ------      ------
Non-accrual loans                               $1,080       $1,301      $  524       $  235      $  802
Accruing loans past due 90 days or more            427          868       1,104        1,204         856
Restructured loans                                   0            0           0            0           2
Other real estate owned                            356          387         273          170         552
                                                ------       ------      ------       ------      ------
      Total non-performing assets               $1,863       $2,556      $1,901       $1,609      $2,212
                                                ======       ======      ======       ======      ======

AS A PERCENTAGE OF TOTAL LOANS:

Non-accrual loans                                0.17%        0.21%       0.11%        0.05%       0.18%
Accruing loans past due 90 days or more          0.06%        0.14%       0.22%        0.26%       0.20%
Restructured loans                               0.00%        0.00%       0.00%        0.00%       0.00%
Other real estate owned                          0.06%        0.06%       0.05%        0.04%       0.13%
                                                ------       ------      ------       ------      ------
      Total non-performing assets                0.29%        0.41%       0.38%        0.35%       0.51%
                                                ======       ======      ======       ======      ======

If all loans had been current in accordance with their original terms throughout the period, an additional $97,300 in pretax interest income would have been recorded. During 1998, no interest income on non-accrual loans was included in net income. See also Note 1 of the Notes to Consolidated Financial Statements incorporated herein by reference.

ALLOWANCE FOR LOAN LOSSES
Management considers such factors as historical charge-off experience, problem loan levels, current and projected economic conditions, portfolio mix and specific loan reviews in determining its allowance for loan losses. Quarterly, management evaluates the adequacy of the allowance for loan losses with a detailed written analysis. Management's allocation of the allowance for loan losses over the past five years is shown in Table XI. The amounts indicated for each loan type include amounts allocated for specific loans as well as general allocations.

                                                                                                                        Table XI

                                   1998                1997                 1996                  1995                1994
                                   ----                ----                 ----                  ----                ----
                                       % OF                % OF                 % OF                  % OF                % OF
                                      LOANS TO            LOANS TO             LOANS TO              LOANS TO            LOANS TO
                                       TOTAL               TOTAL                TOTAL                 TOTAL               TOTAL
DECEMBER 31, (In thousands) ALLOWANCE  LOANS    ALLOWANCE  LOANS    ALLOWANCE   LOANS     ALLOWANCE   LOANS    ALLOWANCE  LOANS
                            ----------------------------------------------------------------------------------------------------
Commercial, financial
 and agricultural            $1,571    41.69%    $1,742    37.17%    $2,491     42.34%     $2,361     41.08%    $2,044    41.20%
Real estate
 mortgage                     1,043    38.96%     1,328    44.10%       743     42.79%        698     41.80%       559    40.30%
Real estate
 construction                    35     2.86%       130     2.38%       115      2.05%        107      4.01%       100     6.11%
Consumer                      2,090    16.49%     2,073    16.35%     1,166     12.82%      1,111     13.11%       995    12.39%
Unallocated                   3,145               2,315               2,380                 2,323                2,254
                             ------   -------    ------   -------    ------    -------     ------    -------    ------   -------
      Total                  $7,884   100.00%    $7,588   100.00%    $6,895    100.00%     $6,600    100.00%    $5,952   100.00%
                             ======   =======    ======   =======    ======    =======     ======    =======    ======   =======

Net charge-offs in 1998 represented only .08% of average total loans and marked the sixth consecutive year this ratio was below 10 basis points. The allowance for loan losses at December 31, 1998 was $7.9 million, an increase of $295,000 over year-end 1997. Included in the increase was the addition of $189,000 from the acquisition of The State Bank of Coloma. At December 31, 1998, the allowance for loan losses as a percentage of non-performing loans was 423%. Table XII summarizes loan and allowance information for the past five years. Information on impaired loans is included in Note 6 of the Notes to Consolidated Financial Statements included later in this report.

                                                                                                Table XII

DECEMBER 31,  (In thousands)                   1998        1997          1996         1995         1994
                                             --------    --------      --------     --------     --------
Loans outstanding, end of period             $635,159    $619,636      $500,591     $465,995     $436,529
                                             ========    ========      ========     ========     ========

Daily average of loans outstanding for
   the period                                $620,745    $567,528      $490,200     $447,329     $428,478
                                             ========    ========      ========     ========     ========

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period                 $7,588      $6,895        $6,600       $5,952       $5,586

Additions from acquisition                        189         540             0            0            0
Charge-offs:
   Commercial, financial and agricultural         121         379           240          151          391
   Real estate   mortgage                          67         535            35           70          105
   Real estate   construction                       0           0             0            0            0
   Consumer                                       602          44           318          271          517
                                             --------    --------      --------     --------     --------
      Total charge-offs                           790         958           593          492        1,013
                                             --------    --------      --------     --------     --------

Recoveries:
   Commercial, financial and agricultural          33         302            97          200          367
   Real estate   mortgage                          46         184            57           14            0
   Real estate   construction                       0           0             0            0            0
   Consumer                                       217          25           134          176          262
                                             --------    --------      --------     --------     --------
      Total recoveries                            296         511           288          390          629
                                             --------    --------      --------     --------     --------
         Net charge-offs                          494         447           305          102          384
                                             --------    --------      --------     --------     --------
Provision charged to income                       600         600           600          750          750
                                             --------    --------      --------     --------     --------
Balance at end of period                       $7,883      $7,588        $6,895       $6,600       $5,952
                                             ========    ========      ========     ========     ========









KEY RATIOS:
Net charge-offs to average loans                0.08%       0.08%         0.06%        0.02%        0.09%
Recoveries to total charge-offs                37.39%      53.30%        48.57%       79.27%       62.09%

Allowance to total loans at end of period       1.24%       1.22%         1.38%        1.42%        1.36%
Allowance to total non-performing loans
   at end of period                           423.13%     349.84%       423.52%      458.65%      358.55%
Provision to average loans                      0.10%       0.11%         0.12%        0.17%        0.17%

FUNDING, LIQUIDITY AND INTEREST RATE RISK
Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital or the sale of assets. Funding is achieved through growth in deposits and accessibility to the money and capital markets.

DEPOSITS
Shoreline's primary source of funding is its deposits. The average deposit balances outstanding and the rates paid on those deposits for the three years ended December 31, 1998 are presented as part of Table II, appearing earlier in this document.

The time remaining until maturity of time certificates of deposit of $100,000 or more at December 31, 1998 is as follows:

                                                          Table XIII

      --------------------------------------------------------------
      TIME UNTIL MATURITY                             (IN THOUSANDS)
      --------------------------------------------------------------
      Three months or less                                  $ 65,269
      Over three through six months                           13,755
      Over six through twelve months                          11,627
      Over twelve months                                      15,519
                                                            --------
              Total                                         $106,170
                                                            ========

In addition to deposits, Shoreline's sources of funding include both short and long term debt. Additional information regarding Shoreline's debt is included in Note 10 of the Notes to Consolidated Financial Statements included later in this document.

ASSET/LIABILITY MANAGEMENT
Asset/liability management involves developing, implementing and monitoring strategies to maintain sufficient liquidity, maximize net interest income and minimize the impact significant fluctuations in market interest rates have on earnings. Shoreline's Asset/Liability Committee is responsible for managing this process. Much of this committee's efforts are focused on minimizing Shoreline's sensitivity to changes in interest rates. One method of gauging sensitivity is a static gap analysis. Shoreline's static gap position at December 31, 1998 is shown in Table XIV.

                                                                                                      Table XIV
                                             REPRICEABLE OR MATURING WITHIN:
                                             -------------------------------
                                                0-90        91-365         1 to 5        Over 5
(In thousands)                                  Days         Days          Years         Years          Total
Interest-earning assets:
   Loans                                     $  24,557    $  85,832      $ 324,020      $200,750       $635,159
   Securities                                    2,608       24,274        118,193        70,827        215,902
   Federal funds sold                           15,775            0              0             0         15,775
   Interest-earning deposits                    20,301            0              0             0         20,301
                                             ------------------------------------------------------------------
      Total interest-earning assets             63,241      110,106        442,213       271,577        887,137
                                             ------------------------------------------------------------------

Interest-bearing liabilities:
   Time deposits                             $ 109,219    $ 142,201      $ 116,503      $    158       $368,081
   Demand and savings accounts                 334,610            0              0             0        334,610
   Other                                        21,191            0         18,478        28,000         67,669
                                             ------------------------------------------------------------------
      Total interest-bearing liabilities       465,020      142,201        134,981        28,158        770,360
                                             ------------------------------------------------------------------
Asset(liability) gap                         $(401,779)   $ (32,095)     $ 307,232      $243,419       $116,777
                                             ==================================================================

Cumulative asset(liability) gap              $(401,779)   $(433,874)     $(126,642)     $116,777
                                             ==================================================================

At December 31, 1998, Shoreline had a cumulative liability gap position of $433.9 million within the one-year time frame. This position suggests that if market interest rates decline in the next 12 months, Shoreline has the potential to earn more net interest income. A limitation of the traditional static gap analysis, however, is that it does not consider the timing or magnitude of noncontractual repricing. In addition, the static gap analysis treats demand and savings accounts as repriceable within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity. Because of these and other limitations of the static gap analysis, Shoreline's Asset/Liability Committee utilizes simulation modeling as its primary tool to project how changes in interest rates will impact net interest income. These models indicate, and management believes, Shoreline is properly positioned against significant changes in rates without severely altering operating results. However, management recognizes that, at the present time, Shoreline's net interest margin may decline slightly under either a modest increase or decrease in interest rates from the current levels. As discussed elsewhere, Shoreline's net interest margin was negatively impacted by the decline in interest rates experienced during 1998.

INTEREST RATE RISK
Shoreline's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of Shoreline's transactions are denominated in U.S. dollars with no specific foreign exchange exposure. Shoreline has only limited agricultural loan assets and, therefore, has no significant exposure to changes in commodity prices. Any impact that changes in foreign exchange rate and commodity prices would have on interest rates is assumed to be insignificant.

Interest rate risk (IRR) is the exposure of a banking organization's financial condition to adverse movements in interest rates. Accepting the risk can be an important source of profitability and shareholder value, however, excessive levels of IRR could pose a significant threat to Shoreline's earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to Shoreline's safety and soundness.

Evaluating a financial institution's exposure to changes in interest rates includes assessing both the adequacy of the management process used to control IRR and the organization's quantitative level of exposure. When assessing the IRR management process, Shoreline seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain IRR at prudent levels with consistency and continuity. Evaluating the quantitative level of IRR exposure requires Shoreline to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality.

Various techniques may be used by an institution to measure and manage IRR. Recognizing the limitations of static gap analysis, Shoreline utilizes simulation analysis as the primary method of measuring its interest rate risk. These simulation techniques involve changes in interest rate relationships and levels on all interest rate sensitive assets and liabilities, prepayment assumptions inherent in financial instruments, as well as changes in interest rate levels in order to quantify risk potential.

Table XV illustrates the projected change in Shoreline's net interest income during the next twelve months if all market rates were to uniformly and gradually increase or decrease by as much as 2.0% (over the same time period) compared to results under a flat rate environment. These projections, based on Shoreline's balance sheet as of December 31, 1998, were prepared using the simulation analysis model and assumptions that Shoreline was using for asset/liability management purposes. As of this date, Shoreline had no derivative financial instruments, or trading portfolio. The table indicates that if rates were to gradually and uniformly increase or decrease by 2.0%, net interest income would be expected to remain essentially flat under a rising rate scenario and increase by 2.7% under a declining rate scenario compared to results forecasted under a current rate environment. This relatively modest projected exposure to interest rate risk is consistent with management's desire to limit the sensitivity of net interest income to changes in interest rates in order to reduce risk to earnings. The model is based solely on gradual, uniform changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the treasury yield curve. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments and call dates. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing. Similarly, with respect to its variable rate instruments, Shoreline believes that repricing dates, as opposed to expected maturity dates may be more relevant in analyzing the value of such instruments. Borrowings from the FHLB are reported based on repricing dates if variable rate in nature.

                                                                                                Table XV

Projected Effect on Net Interest Income
(In thousands)

                                                                              DECREASE IN   INCREASE IN
DECEMBER 31, 1998                                EXISTING      FLAT RATE         RATE          RATE
                                                ----------    -----------    ------------- -------------
Change in Interest Rate from
   current (existing) level                        N/A            0.0%            -2.0%         2.0%
Net interest income                              $35,209         $36,621         $36,177       $35,202
% Change in net interest
   income from existing level                      N/A            4.0%             2.7%          N/A

                                                                              DECREASE IN   INCREASE IN
DECEMBER 31, 1997                                EXISTING      FLAT RATE         RATE          RATE
                                                ----------    -----------    ------------- -------------
Change in Interest Rate from
   current (existing) level                        N/A            0.00%           (2.00)%       2.00%
Net interest income                              $33,134         $32,644         $32,742       $32,268
% Change in net interest
   income from existing level                      N/A            (1.5)%          (1.2)%        (2.6)%

For comparison purposes, Table XV also presents the comparable simulation analysis as of December 31, 1997. This comparison suggests that Shoreline is somewhat more sensitive to a decrease in rates, but considerably less sensitive to an increase in rates, at December 31, 1998 than at December 31, 1997.

Shoreline is also subject to liquidity risk. Certain portions of an institution's liabilities may be short-term or due on demand, while most of its assets may be invested in long-term loans or investments. Accordingly, Shoreline seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowings, or selling assets. Also, Federal Home Loan Bank (FHLB) advances and short-term borrowings provide additional sources of liquidity for Shoreline.

CAPITAL RESOURCES
At December 31, 1998, total equity capital of Shoreline was $87.2 million. This includes an unrealized gain of $1.7 million for Shoreline's available for sale securities portfolio. Total equity capital was $76.9 million at December 31, 1997 with an unrealized gain of $1.6 million from available for sale securities. During 1998, Shoreline issued 242,299 shares for the purchase of The State Bank of Coloma and retired 166,102 shares under its current repurchase program.

Management monitors its capital levels to comply with regulatory requirements and to provide for current and future business opportunities. As shown in Table XVII, Shoreline's capital ratios were well in excess of regulatory standards for classification as "well-capitalized." Being considered "well-capitalized" is one condition for being assessed insurance premiums by the Federal Deposit Insurance Corporation at its lowest available rate.

                                                                                               Table XVI

                                     REGULATORY         WELL-
DECEMBER 31                            MINIMUM       CAPITALIZED       1998          1997           1996
                                       -------       -----------       ----          ----           ----
Risk based:
   Tier I capital                       4.00%            6.00%         12.3%         11.9%          15.1%
   Total capital                        8.00%           10.00%         13.5%         13.1%          16.3%

Tier I leverage                         4.00%            5.00%          7.6%          8.0%           9.3%

CASH DIVIDENDS
Cash dividends paid increased 15.8% to $.66 per share in 1998. 1997's cash dividends totaled $.57 per share, an increase of 14.0% over 1996. Table XVIII summarizes the quarterly cash dividends per share paid to common shareholders during the last three years, adjusted for stock dividends and stock splits.

                                                    Table XVII

Quarter                  1998            1997             1996
                        -----           -----            -----
1st                     $0.16           $0.14            $0.12
2nd                      0.16            0.14             0.12
3rd                      0.17            0.14             0.13
4th                      0.17            0.15             0.13
                        -----           -----            -----
   Total                $0.66           $0.57            $0.50
                        =====           =====            =====

Shoreline's principal source of funds to pay cash dividends is the earnings of its subsidiary bank. State and federal laws and regulations limit the amount of dividends that banks can pay. Cash dividends are dependent upon the earnings, capital needs, regulatory constraints and other factors affecting the bank. Based on projected earnings, management expects Shoreline to declare and pay regular quarterly dividends on its common shares in 1999.

IMPACT OF INFLATION
Reported earnings are affected by inflation, indirectly through changing interest rates, and directly by increased operating expenses. However, in the opinion of management, the effects of general price level inflation have not had a material effect on the information presented in this report.

YEAR 2000 READINESS DISCLOSURE

STATE OF READINESS
Shoreline does not develop or write its own software systems and programs. It utilizes off-the-shelf systems developed by third-party vendors. In addition, it relies on third-party vendors for various hardware and other services in executing daily operations. A total inventory of all third-party systems and services has been prepared. Using this inventory, Shoreline has asked for and received responses from all third-party software, hardware and service providers as to their Year 2000 readiness and an assessment of those responses has been completed. In the majority of cases, Shoreline's vendors have indicated their systems or services to be Year 2000 compliant. Shoreline has successfully completed its first phase of testing on its mainframe software system, and believes that the favorable response received from the third-party provider was appropriate. During the first quarter of 1999, testing of other systems management considered critical to its state of readiness was completed satisfactorily.

COSTS
Shoreline has incurred expenses throughout 1998 related to this project and will continue to incur expenses over the next year. Based on available information, these expenses are not expected to have a materially adverse impact on operating results, financial condition, or liquidity. Existing staff that has been redeployed represents a significant portion of these expenses to this project. Through December 31, 1998, total expenses accrued for remediation and testing relating to the Year 2000 issue were $67,000. Estimates of incremental costs for remediation over the remaining period of this project is projected to be between $300,000 and $400,000, which will be recorded as expense when and as accrued.

RISKS
Shoreline believes its management has taken, and will continue to take, all prudent actions needed to address Year 2000 issues. In addition, it is acting to comply with directives provided by its regulators with respect to Year 2000 and has received on-site examinations from its regulators to determine its readiness. While management anticipates successful implementation of its Year 2000 Readiness Plan and believes its current estimates of cost reasonable, it can not guarantee actual results will not materially differ from those anticipated, and it can not assure that all third parties upon which Shoreline relies will not have business interruptions due to Year 2000 issues.

CONTINGENCY PLANS
Shoreline currently has a disaster recovery plan for its information technology system. Additional contingency plans for other mission critical or high risk systems not covered in the current Disaster Recovery Plan are expected to be completed by April 30, 1999.

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

The Year 2000 statements contained in this report and in other reports and materials filed with the Securities and Exchange Commission by Shoreline are "Year 2000 Readiness Disclosures" under the Year 2000 Information and Readiness Disclosure Act


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented under the subcaptions "Asset/Liability
Management" and "Interest Rate Risk" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
Management is responsible for the preparation of Shoreline's consolidated financial statements and related information appearing in this annual report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present Shoreline's financial position and results of operations and was prepared in conformity with generally accepted accounting principles. Management also has included in Shoreline's financial statements amounts that are based on estimates and judgments that management believes are reasonable under the circumstances.

Shoreline maintains a system of internal controls designed to provide reasonable assurance that all assets are safeguarded and financial records are reliable for preparing the consolidated financial statements. Shoreline complies with laws and regulations relating to safety and soundness which are designated by the FDIC and other appropriate federal banking agencies. The selection and training of qualified personnel and the establishment and communication of accounting and administrative policies and procedures are elements of this control system. The effectiveness of internal controls is monitored by an internal audit program and annual review by our independent certified public accountants. Management recognizes that the cost of a system of internal controls should not exceed the benefits derived and that there are inherent limitations to be considered in the potential effectiveness of any system. Management believes that Shoreline's system provides the appropriate balance between costs of controls and the related benefits.

The independent auditors have audited Shoreline's consolidated financial statements in accordance with generally accepted auditing standards to provide an objective, independent review of the fairness of the reported operating results and financial position. The Board of Directors of Shoreline has an Audit Committee composed of four non-management Directors. The Committee meets periodically with the internal auditors and the independent auditors.


s/ Dan L. Smith                             s/ Wayne R. Koebel

Dan L. Smith                                Wayne R. Koebel
Chairman, President and                     Executive Vice President and
Chief Executive Officer                     Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

SHAREHOLDERS AND BOARD OF DIRECTORS
SHORELINE FINANCIAL CORPORATION
BENTON HARBOR, MICHIGAN

We have audited the accompanying consolidated balance sheets of SHORELINE FINANCIAL CORPORATION as of December 31, 1998 and 1997 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SHORELINE FINANCIAL CORPORATION as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended
December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

                                            s/ Crowe Chizek and Company LLP
South Bend, Indiana                         Crowe Chizek and Company LLP
February 12, 1999

SHORELINE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31                                                                    1998               1997
                                                                           ------------       ------------
ASSETS
      Cash and due from banks                                              $ 35,813,823       $ 29,961,993
      Interest-earning deposits                                              20,300,564          6,344,447
      Federal funds sold                                                     15,775,000          8,675,000
                                                                           ------------       ------------
             Total cash and cash equivalents                                 71,889,387         44,981,440
      Securities available for sale (carried at fair value)                 190,735,213        125,534,904
      Securities held to maturity (fair values of $26,180,495
        and $39,572,300 in 1998 and 1997, respectively)                      25,166,431         38,385,568
      Loans, net of allowance for loan losses
        ($7,882,967-1998;$7,588,127-1997)                                   627,276,457        612,048,028
      Premises and equipment, net                                            13,728,130         13,560,859
      Intangible assets, net                                                 14,928,455         11,901,520
      Other assets                                                           11,540,291         11,430,483
                                                                           ------------       ------------
              Total Assets                                                 $955,264,364       $857,842,802
                                                                           ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
      Deposits:
          Non-interest-bearing                                             $ 93,151,433       $ 78,971,373
          Interest-bearing                                                  702,690,404        643,692,981
                                                                           ------------       ------------
              Total deposits                                                795,841,837        722,664,354
      Securities sold under agreements to repurchase                         18,191,030          7,526,582
      Federal Home Loan Bank (FHLB) Advances                                 49,478,214         45,175,892
      Other liabilities                                                       4,542,157          5,593,571
                                                                           ------------       ------------
              Total Liabilities                                             868,053,238        780,960,399
                                                                           ------------       ------------












Shareholders' Equity
       Preferred stock, no par value; 1,000,000 shares authorized;
         none issued or outstanding                                                   0                  0
      Common stock; no par value, 15,000,000 shares authorized in 1998 and 10,000,000 in 1997; 9,056,769 and 8,882,264 issued and
         Outstanding at December 31, 1998 and 1997, respectively                      0                  0
      Additional paid-in capital                                             69,759,199         65,273,177
      Unearned stock incentive plan shares                                     (903,119)          (495,095)
      Unrealized gain on securities available for sale, net                   1,717,608          1,604,270
      Retained earnings                                                      16,637,438         10,500,051
                                                                           ------------       ------------
              Total Shareholders' Equity                                     87,211,126         76,882,403
                                                                           ------------       ------------
              Total Liabilities and Shareholders' Equity                   $955,264,364       $857,842,802
                                                                           ============       ============

See accompanying notes to consolidated financial statements.

SHORELINE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31                                        1998            1997             1996
                                                            -----------     -----------      -----------
INTEREST INCOME
      Loans, including fees                                 $53,933,701     $50,361,000      $43,646,323
      Securities:
            Taxable                                          10,171,094       8,586,235        7,357,686
            Tax-exempt                                        1,961,239       2,211,790        2,361,306
      Federal funds sold                                        447,620         456,747          423,787
      Deposits with banks                                     1,610,616       1,022,486          480,410
                                                            -----------     -----------      -----------
            Total interest income                            68,124,270      62,638,258       54,269,512
                                                            -----------     -----------      -----------
INTEREST EXPENSE
      Deposits                                               30,490,714      28,188,914       24,237,818
      Short-term borrowings                                     599,503         327,422          216,501
      FHLB advances                                           3,042,848       1,928,503          731,463
                                                            -----------     -----------      -----------
            Total interest expense                           34,133,065      30,444,839       25,185,782
                                                            -----------     -----------      -----------
NET INTEREST INCOME                                          33,991,205      32,193,419       29,083,730
      Provision for loan losses                                 600,000         600,000          600,000
                                                            -----------     -----------      -----------
NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                        33,391,205      31,593,419       28,483,730
                                                            -----------     -----------      -----------
OTHER INCOME
      Service charges on deposit accounts                     2,190,194       2,080,888        1,819,736
      Trust fees                                              1,985,026       1,673,189        1,500,147
      Net gain on security sales                                 64,913         171,373          190,717
      Net gain/(loss) on loan sales                           1,633,430         525,549          (20,618)
      Other                                                   1,776,754       1,262,033          857,037
                                                            -----------     -----------      -----------
            Total other income                                7,650,317       5,713,032        4,347,019
                                                            -----------     -----------      -----------











OTHER EXPENSES
      Salaries and employee benefits                         12,371,335      11,509,005       10,650,227
      Occupancy                                               1,613,138       1,458,661        1,328,968
      Equipment                                               2,164,888       2,149,917        1,920,303
      Insurance                                                 345,242         293,045          572,090
      Professional fees                                       1,485,430       1,454,412        1,006,897
      Other taxes                                               683,093         619,819          540,738
      Amortization of intangibles                               899,346         548,736          265,782
      Other                                                   3,889,086       3,487,387        3,148,092
                                                            -----------     -----------      -----------
            Total other expenses                             23,451,558      21,520,982       19,433,097
                                                            -----------     -----------      -----------
INCOME BEFORE INCOME TAXES                                   17,589,964      15,785,469       13,397,652
      FEDERAL INCOME TAX EXPENSE                              5,476,250       4,774,200        3,792,223
                                                            -----------     -----------      -----------
NET INCOME                                                  $12,113,714     $11,011,269      $ 9,605,429
                                                            ===========     ===========      ===========

BASIC EARNINGS PER SHARE                                    $      1.35     $      1.25      $      1.10
                                                            ===========     ===========      ===========

DILUTED EARNINGS PER SHARE                                  $      1.34     $      1.24      $      1.10
                                                            ===========     ===========      ===========

See accompanying notes to consolidated financial statements

SHORELINE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31                                      1998             1997             1996
                                                          -----------      -----------      -----------
NET INCOME                                                $12,113,714      $11,011,269      $ 9,605,429
Other comprehensive income:
     Unrealized gains/losses on securities arising
           During the year                                    106,811          170,965       (1,375,681)
     Reclassification adjustment for accumulated
           Gains/losses included in  net income                64,913          171,373          190,717
     Tax effect                                               (58,386)        (116,395)         402,888
                                                          -----------      -----------      -----------
      Other comprehensive income                              113,338          225,943         (782,076)
                                                          -----------      -----------      -----------
COMPREHENSIVE INCOME                                      $12,227,052      $11,237,212      $ 8,823,353
                                                          ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

SHORELINE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                      NET UNREALIZED
                                                                           UNEARNED   GAIN/(LOSS) ON
                                                           ADDITIONAL        STOCK      SECURITIES
                                                            PAID-IN        INCENTIVE   AVAILABLE FOR   RETAINED
THREE YEARS ENDED DECEMBER 31, 1998                         CAPITAL       PLAN SHARES      SALE        EARNINGS         TOTAL
                                                          ----------------------------------------------------------------------
BALANCE AT JANUARY 1, 1996                                $50,147,966     $        -    $2,160,403    $12,051,474    $64,359,843
   Net income for year                                                                                  9,605,429      9,605,429
   Cash dividends declared:
         $0.50 per common share                                                                        (4,368,023)    (4,368,023)
   5% stock dividend-fractional shares                      5,629,933                                  (5,637,558)        (7,625)
   Shares issued under dividend reinvestment plan             824,889                                                    824,889
   Shares issued under stock option plan                      140,490                                                    140,490
   Change in unrealized gain on securities available
         for sale, net of tax effect                                                      (782,076)                     (782,076)
   Common stock retired                                      (354,725)                                                  (354,725)
                                                          ----------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                               56,388,553              0     1,378,327     11,651,322     69,418,202
   Net income for year                                                                                 11,011,269     11,011,269
   Cash dividends declared:                                                                            (5,008,864)    (5,008,864)
         $0.57 per common share
   5% stock dividend-fractional shares                      7,144,743                                  (7,153,676)        (8,933)
   Shares issued under dividend reinvestment plan             981,292                                                    981,292
   Shares issued under stock option plan                      152,339                                                    152,339
   Shares awarded under stock incentive plan                  606,250       (606,250)                                          0
   Shares earned under stock incentive plan                                  111,155                                     111,155
   Change in unrealized gain on securities available for                                   225,943                       225,943
         sale, net of tax effect
                                                          ----------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                               65,273,177       (495,095)    1,604,270     10,500,051     76,882,403
   Net income for year                                                                                 12,113,714     12,113,714
   Cash dividends declared:
         $0.66 per common share                                                                        (5,970,946)    (5,970,946)
   Three-for-two stock split-fractional shares                                                             (5,381)        (5,381)
   Shares issued under dividend reinvestment plan           1,275,831                                                  1,275,831
   Shares issued under stock option plan                       81,157                                                     81,157
   Shares awarded under stock incentive plan                  570,000       (570,000)                                          -
   Shares earned under stock incentive plan                                  161,976                                     161,976
   Shares issued for The State Bank of Coloma               7,000,000                                                  7,000,000






   Change in unrealized gain on securities available
         for sale, net of tax effect                                                       113,338                       113,338
   Common stock retired                                    (4,440,966)                                                (4,440,966)
                                                          ----------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                              $69,759,199      $(903,119)   $1,717,608    $16,637,438    $87,211,126
                                                          ======================================================================

See accompanying notes to consolidated financial statements

SHORELINE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31                                                          1998             1997             1996
                                                                             ------------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                   $ 12,113,714      $11,011,269      $ 9,605,429
Adjustments to reconcile net income to net cash from operating activities:
      Depreciation and amortization                                             1,644,655        1,596,601        1,495,103
      Provision for loan losses                                                   600,000          600,000          600,000
      Stock incentive expense                                                     161,976          111,155                0
      Net amortization and accretion on securities                                345,296          229,778          534,548
      Amortization of goodwill and related core deposit intangibles               899,346          548,736          265,782
      (Gain)/loss on sales, calls and maturities of securities                    (64,913)        (171,373)        (190,717)
      Mortgage loans originated for sale                                     (121,254,675)     (39,750,896)     (17,241,221)
      Proceeds from sale of mortgage loans                                    118,692,008       39,020,657       19,428,338
      (Gain)/loss on sale of mortgage loans                                    (1,633,430)        (525,549)          26,895
      Gains on sale of credit card and student loan portfolios                          0                0           (6,277)
      Increase in other assets                                                   (165,022)        (919,753)        (222,147)
      Increase in other liabilities                                            (1,320,911)        (871,018)         210,464
                                                                             ------------      -----------      -----------
NET CASH FROM OPERATING ACTIVITIES                                             10,018,044       10,879,607       14,506,197
                                                                             ------------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Net increase in loans                                                    (1,561,314)      (5,524,670)     (37,664,188)
      Proceeds from sale of credit card and student loan portfolios                     0                0          424,687
      Securities available for sale:
            Purchase                                                         (104,117,621)     (46,455,854)     (20,049,790)
            Proceeds from sales                                                 3,241,013       17,796,416        9,843,773
            Proceeds from maturities, calls and principal reductions           44,951,428       22,604,556       21,453,835
      Securities held to maturity:
            Purchase                                                           (4,954,285)      (4,276,335)     (13,682,208)
            Proceeds from maturities, calls and principal reductions           18,128,284       13,433,846       10,404,637
      Premises and equipment expenditures                                      (1,510,178)      (2,008,722)      (2,326,735)
      Net cash (paid)/received in acquisitions                                  7,389,275      (20,436,447)               0
                                                                             ------------      -----------      -----------
NET CASH FROM INVESTING ACTIVITIES                                            (38,433,398)     (24,867,210)     (31,595,989)
                                                                             ------------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in deposits                                      49,416,835       (4,555,726)      24,177,513
      Net increase in securities sold under agreements to repurchase           10,664,448          360,019        2,475,745
      Proceeds from FHLB advances                                              30,000,000       19,500,000       13,000,000
      Repayment of FHLB advances                                              (25,697,678)     (14,009,754)               0
      Dividends paid                                                           (5,976,327)      (5,008,864)      (4,368,023)




      Proceeds from shares issued                                               1,356,989        1,124,698          957,754
      Payments to retire common stock                                          (4,440,966)               0         (354,725)
                                                                             ------------      -----------      -----------
NET CASH FROM FINANCING ACTIVITIES                                             55,323,301       (2,589,627)      35,888,264
                                                                             ------------      -----------      -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                        26,907,947      (16,577,230)      18,798,472
      Cash and cash equivalents at beginning of year                           44,981,440       61,558,670       42,760,198
                                                                             ------------      -----------      -----------
      Cash and cash equivalents at end of year                               $ 71,889,387      $44,981,440      $61,558,670
                                                                             ============      ===========      ===========
CASH PAID DURING THE YEAR FOR:
      Interest                                                               $ 34,051,885      $30,151,004      $25,174,339
      Income taxes                                                           $  5,935,000      $ 4,677,000      $ 3,777,000

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF ACCOUNTING POLICIES

The accounting and reporting policies and practices of Shoreline Financial Corporation and its subsidiaries conform with generally accepted accounting principles. Significant accounting and reporting policies employed in the preparation of these financial statements are described below.

NATURE OF BUSINESS AND INDUSTRY SEGMENTS
Shoreline Financial Corporation is a single bank holding company. Shoreline's business is concentrated in the commercial banking industry segment. Since the business of commercial and retail banking accounts for more than 90% of its revenues, operating income and assets, and internal financial information is primarily reported and aggregated along this line of business, no special segment reporting has been presented. Shoreline's subsidiary bank, Shoreline Bank, offers individuals, businesses, institutions and government agencies a full range of commercial banking services primarily in the southwestern Michigan communities in which the bank is located and in areas immediately surrounding these communities.

Shoreline Bank grants commercial, real estate and consumer loans to customers. The majority of these loans are secured by residential properties; however, other business and consumer assets are sometimes used to collateralize loans. Shoreline Bank has no foreign loans.

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Shoreline Financial Corporation and its wholly owned subsidiary, Shoreline Bank, together referred to as "Shoreline," after elimination of significant inter-company accounts and transactions.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

SECURITIES
Shoreline designates an investment security as held to maturity or available for sale at the time of acquisition. The held to maturity classification includes securities, which are carried at amortized cost, that the company has the positive intent and ability to hold to maturity. These securities are written down to fair value only when a decline in fair value is considered not temporary. The available for sale classification includes securities which are carried at estimated fair value. Unrealized gains or losses on securities available for sale are reported in other comprehensive income and are included as a separate component of shareholders' equity, net of tax. Realized gains or losses on the sale of securities are recognized by the specific identification method and recorded in investment securities gains, net.

Securities included as trading account assets are held to benefit from short-term changes in market prices and carried at market value. Gains or losses on trading account activities, including market value adjustments, are reported as trading account profits/losses.

LOANS HELD FOR SALE
Loans originated with the intent to sell are carried at the lower of cost or estimated market in the aggregate. Net unrealized losses are provided for in a valuation allowance created through charges to operating income.

LOANS
Loans are reported at the principal balance outstanding, net of deferred loan fees and costs, the allowance for loan losses and charge-offs. Interest on loans is accrued over the term of the loans based on the principal amount outstanding and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt (typically when payments are past due 90 days or more) unless the loan is both well secured and in the process of collection. Payments received on such loans are reported as principal reductions.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of the underlying collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other such factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. A problem loan is charged-off by management as a loss when it is deemed uncollectible, although collection efforts continue and future recoveries may occur.

MORTGAGE SERVICING RIGHTS
Servicing rights represent both purchased rights and the allocated value of servicing rights retained on loans sold. Servicing rights are amortized in proportion to, and over the period of, the estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

PREMISES AND EQUIPMENT
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using a combination of straight-line and accelerated methods with useful lives ranging from 10 to 40 years for bank premises, and 3 to 10 years for furniture and equipment. These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur. Major improvements are capitalized. The carrying values of Shoreline's long-lived assets are periodically evaluated for impairment. At December 31, 1998, no impairment write-downs were deemed necessary.

OTHER REAL ESTATE
Other real estate represents properties acquired in collection of a loan through foreclosure or acceptance of a deed in lieu of foreclosure. Other real estate owned is reported in other assets and is recorded at the lower of cost or estimated fair value less estimated costs to sell the property.

Any write-down of the loan balance to fair value when the property is acquired is charged to the allowance for possible loan losses. Subsequent market write-downs, operating expenses, and gains or losses on the sale of other real estate owned are charged or credited to other operating expense. Other real estate amounted to $356,000 and $387,000 at December 31, 1998 and 1997, respectively.

INTANGIBLES
Goodwill is the excess of the purchase price over identified net assets in business acquisitions and is amortized, using the straight-line method, over no more than 25 years. Core deposit intangibles, which represent the value of purchased depositor relationships, are amortized using an accelerated method over 10 years. Goodwill and core deposit intangibles are periodically assessed for impairment based on estimated undiscounted cash flows. Goodwill was $11,479,000 and $8,812,000, and core deposit intangibles were $3,449,000 and $3,089,000 at December 31, 1998 and 1997,
respectively.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase represent amounts advanced by customers, and are secured by securities owned, as they are not covered by federal deposit insurance.

EMPLOYEE BENEFITS
Shoreline has a noncontributory pension plan covering substantially all of its employees. It funds the plan based on annual actuarial computations. Expense for this plan is reported by spreading the expected contributions to the plan less long-term earnings on plan assets over the employees' service period. In addition, Shoreline has a profit sharing plan and 401(k) salary reduction plan for which contributions are made and expensed annually. Also, Shoreline has a post-retirement health care plan that covers both salaried and nonsalaried employees. Retiree contributions approximate the premium expense determined exclusively on the loss experience of the retirees in the plan.

Expense for employee compensation under stock option plans is reported only if options are granted below market price on the grant date. Additional stock option information is presented in Note 12, Employee Benefits.

INCOME TAXES
Income tax expense is based on the asset and liability method. Shoreline records income tax expense based on the amount of taxes due on its tax return plus deferred taxes computed based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

STATEMENT OF CASH FLOWS
For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, demand deposits and interest-earning deposits in other institutions, and federal funds sold with a maturity of 90 days or less. Net cash flows are reported for customer loan and deposit transactions and securities sold under agreements to repurchase.

COMPREHENSIVE INCOME
Comprehensive income consists of net income and unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity. The accounting standard that requires reporting comprehensive income first applies for 1998, with prior information restated for comparability.

RECLASSIFICATIONS
Some items in prior financial statements have been reclassified to conform to the current presentation.


NOTE 2. ACQUISITIONS

In June 1997, Shoreline completed the acquisition of SJS Bancorp, Inc. and its principal subsidiary, St Joseph Savings and Loan, located in St. Joseph, Michigan for approximately $24.8 million in cash. The excess of the purchase price over the fair value of the net assets acquired was $10.6 million.

The following pro-forma information assumes SJS Bancorp, Inc. had been acquired at the start of 1997 or the start of 1996 (dollars in thousands, except per share data):

                                        1997                1996
Interest income                        $33,569            $32,570
Net income                               9,667              9,018
Basic earnings per share                  1.10               1.04
Diluted earnings per share                1.09               1.03

NOTE 3. RESTRICTIONS ON CASH AND DUE FROM BANKS

A summary of Shoreline's subsidiary bank's legal reserve requirements established by the Federal Reserve System follows:

---------------------------------------------------------------------------------------------------------
DECEMBER 31                                                                      1998              1997
---------------------------------------------------------------------------------------------------------
Portion of requirement satisfied by non-interest earning vault cash          $ 9,322,000      $ 8,336,000
Additional balances maintained with the Federal Reserve                        7,303,000        4,447,000
                                                                             -----------      -----------
Total reserve requirements                                                   $16,625,000      $12,783,000
                                                                             ===========      ===========

NOTE 4. SECURITIES

The amortized cost and fair value of securities follows:

                                                                   GROSS          GROSS
                                               AMORTIZED         UNREALIZED     UNREALIZED         FAIR
                                                  COST             GAINS          LOSSES          VALUE
                                              -------------------------------------------------------------
AVAILABLE FOR SALE AT DECEMBER 31, 1998
U.S. Treasury and agencies                    $ 66,043,106      $  736,759      $ (63,707)     $ 66,716,158
States and political subdivisions               24,732,778       1,756,116              0        26,488,894
Mortgage-backed:
   U.S. Government agencies                     91,475,805         533,847       (351,328)       91,658,324
   Collateralized mortgage obligations           1,021,386               0        (11,386)        1,010,000
Other                                            4,859,700           2,137              0         4,861,837
                                              ------------      ----------      ---------      ------------
   Total                                      $188,132,775      $3,028,859      $(426,421)     $190,735,213
                                              ============      ==========      =========      ============
HELD TO MATURITY AT DECEMBER 31, 1998
U.S. Treasury and agencies                      $2,000,000      $   19,469      $       0      $  2,019,469
States and political subdivisions                6,472,474         636,257              0         7,108,731
Mortgage-backed:
   U.S. Government agencies                     16,430,955         358,999         (1,654)       16,788,300
   Collateralized mortgage obligations             263,002             993              0           263,995
                                              ------------      ----------      ---------      ------------
   Total                                      $ 25,166,431      $1,015,718      $  (1,654)     $ 26,180,495
                                              ============      ==========      =========      ============

                                                                    GROSS         GROSS
                                               AMORTIZED         UNREALIZED     UNREALIZED         FAIR
                                                  COST             GAINS          LOSSES          VALUE
                                              -------------------------------------------------------------
AVAILABLE FOR SALE AT DECEMBER 31, 1997
U.S. Treasury and agencies                    $ 55,232,215      $  588,349      $ (19,119)     $ 55,801,445
States and political subdivisions               26,148,844       1,561,700           (194)       27,710,350
Mortgage-backed:
   U.S. Government agencies                     37,336,123         448,188       (148,312)       37,635,999
   Collateralized mortgage obligations              27,308             102              0            27,410
Other                                            4,359,700               0              0         4,359,700
                                              ------------      ----------      ---------      ------------
   Total                                      $123,104,190      $2,598,339      $(167,625)     $125,534,904
                                              ============      ==========      =========      ============
HELD TO MATURITY AT DECEMBER 31, 1997
U.S. Treasury and agencies                    $ 13,998,757      $  101,599      $  (3,488)     $ 14,096,868
States and political subdivisions                6,882,781         606,992           (136)        7,489,637
Mortgage-backed:
   U.S. Government agencies                     16,939,025         469,236           (688)       17,407,573
   Collateralized mortgage obligations             565,005          13,217              0           578,222
                                              ------------      ----------      ---------      ------------
   Total                                       $38,385,568      $1,191,044      $  (4,312)     $ 39,572,300
                                              ============      ==========      =========      ============

Information regarding the amortized cost and fair value of securities by contractual maturity at December 31, 1998 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of mortgage-backed securities may differ from contractual maturities because the borrowers have the right to prepay the underlying obligation without prepayment penalty.

                                                AVAILABLE FOR SALE                 HELD TO MATURITY
                                                 DECEMBER 31,1998                  DECEMBER 31,1998

                                            AMORTIZED          FAIR            AMORTIZED          FAIR
                                              COST             VALUE              COST            VALUE
Due in one year or less                   $ 12,076,561     $ 12,281,319       $   250,000     $   255,967
Due after one year through five years       34,866,335       35,642,188         1,907,639       2,016,514
Due after five years through ten years      39,442,466       40,521,796         5,105,603       5,482,284
Due after ten years                          9,239,512        9,610,875         1,209,232       1,373,434
                                          ------------     ------------       -----------     -----------
Subtotal                                    95,624,874       98,056,178         8,472,474       9,128,199
Mortgage-backed                             92,507,901       92,679,035        16,693,957      17,052,296
                                          ------------     ------------       -----------     -----------
Total                                     $188,132,775     $190,735,213       $25,166,431     $26,180,495
                                          ============     ============       ===========     ===========

Proceeds, gross gains and gross losses from sales and calls of securities follows:

--------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31                   1998              1997               1996
--------------------------------------------------------------------------------------
AVAILABLE FOR SALE
Proceeds from sales                    $3,241,013       $17,796,416         $9,843,773
                                       ==========       ===========         ==========
Gross gains from sales                 $   34,660       $   169,290         $  156,041

Gross losses from sales                         0           (39,985)           (22,468)
                                       ----------       -----------         ----------
Net gains/(losses) from sales              34,660           129,305            133,573
Net gains from calls                       27,050            27,518             38,379
                                       ----------       -----------         ----------
Net gain/(loss)                        $   61,710       $   156,823         $  171,952
                                       ==========       ===========         ==========

HELD TO MATURITY
Net gains from calls/maturities        $    3,203       $    14,550         $   18,765
                                       ==========       ===========         ==========


Securities having an amortized cost of $35,952,000 at December 31, 1998 were pledged to secure public trust deposits and securities sold under agreements to repurchase.

NOTE 5. LOANS

The composition of the loan portfolio follows:

DECEMBER 31                                         1998                    1997
Commercial, financial and agricultural           $264,806,716          $230,338,334
Residential real estate                           247,454,303           273,240,696
Real estate construction                           18,168,965            14,764,756
Consumer                                          104,729,440           101,292,369
                                                 ------------          ------------
    Total loans                                   635,159,424           619,636,155
Allowance for loan losses                          (7,882,967)           (7,588,127)
                                                 ------------          ------------
    Net loans                                    $627,276,457          $612,048,028
                                                 ============          ============

Loans held for sale at year-end 1998 and 1997 were approximately
$5,624,000 and $1,653,000.

Certain directors, executive officers and principal shareholders of Shoreline, including associates of such persons, were loan customers of Shoreline Bank during 1998. A summary of aggregate related party loan activity, for loans aggregating $60,000 or more to any one related party, is as follows for the year ended December 31:

DECEMBER 31                                         1998                   1997
Balance at January 1                             $ 6,913,000           $10,644,000
New loans                                          9,884,000             7,224,000
Repayments                                       (10,220,000)           (6,551,000)
Other changes, net                                   (59,000)           (4,404,000)
                                                 -----------           -----------
Balance at December 31                           $ 6,518,000           $ 6,913,000
                                                 ===========           ===========


NOTE 6. ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses follows:

-----------------------------------------------------------------------------------------
                                               1998            1997               1996
-----------------------------------------------------------------------------------------
Balance, at beginning of year               $7,588,127      $6,894,945         $6,600,119
Additions from acquisitions                    188,900         540,595                  0
Provision charged to operating expense         600,000         600,000            600,000
                                            ----------      ----------         ----------
                                             8,377,027       8,035,540          7,200,119
                                            ----------      ----------         ----------
Loan charge-offs                              (789,626)       (957,926)          (593,350)
Loan recoveries                                295,566         510,513            288,176
                                            ----------      ----------         ----------
    Net loan charge-offs                      (494,060)       (447,413)          (305,174)
                                            ----------      ----------         ----------
Balance, at end of year                     $7,882,967      $7,588,127         $6,894,945
                                            ==========      ==========         ==========

Impaired loans were as follows:

                                                                         1998               1997
--------------------------------------------------------------------------------------------------
Year-end loans with allowance for loan losses allocated                 $210,471          $706,362
Year-end loans with no allowance for loan losses allocated                     0                 0
                                                                        --------          --------
Total impaired loans                                                    $210,471          $706,362
                                                                        ========          ========

Amount of the allowance allocated                                       $105,236          $228,454
                                                                        ========          ========

Average of impaired loans during the year                               $672,711          $902,255
                                                                        ========          ========

Interest income recognized during impairment                            $ 13,507          $ 87,085
                                                                        ========          ========

Cash-basis interest income recognized                                   $ 14,272          $ 81,566
                                                                        ========          ========

Loans with carrying values of approximately $459,300 and $653,200 were transferred to foreclosed real estate in 1998 and 1997.

NOTE 7. SECONDARY MORTGAGE MARKET ACTIVITIES

Loans serviced for others, which are not reported as assets, totaled $107,954,000 and $106,609,000 at year end 1998 and 1997.

Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows.

-----------------------------------------------------------------------------------------
                                                1998            1997               1996
-----------------------------------------------------------------------------------------
Servicing Rights:
   Beginning of year                          $773,341        $126,807           $      -
   Additions from acquisitions                       0         482,679                  0
   Additions                                   277,468         224,191            126,807
   Amortized to expense                       (174,220)        (60,336)                 0
                                              --------        --------           --------
   End of year                                $876,589        $773,341           $126,807
                                              ========        ========           ========

A valuation allowance for mortgage servicing rights was not considered necessary for 1998, 1997 and 1996.


NOTE 8. PREMISES AND EQUIPMENT

A summary of premises and equipment follows:

---------------------------------------------------------------------------------
DECEMBER 31                                         1998                  1997
---------------------------------------------------------------------------------
Land                                             $ 1,484,143          $ 1,450,179
Building and improvements                         13,422,475           13,433,856
Furniture and equipment                           14,874,647           13,823,178
                                                 -----------          -----------
                                                  29,781,265           28,707,213
Accumulated depreciation and amortization        (16,053,135)         (15,146,354)
                                                 -----------          -----------
      Net premises and equipment                 $13,728,130          $13,560,859
                                                 ===========          ===========

Depreciation and amortization expense charged to operations was $1,644,655, $1,596,601 and $1,495,103 in 1998, 1997 and 1996, respectively.

NOTE 9. DEPOSITS

Time deposit accounts individually exceeding $100,000 approximated $106,170,000 and $99,719,000 at year-end 1998 and 1997.

At year-end 1998, stated maturities of time deposits for the next five years and thereafter is as follows:

                1999                          $251,419,230
                2000                            46,265,744
                2001                            20,215,056
                2002                            12,775,258
                2003                            37,247,756
                Thereafter                         157,656
                                              ------------
                                              $368,080,700
                                              ============

Brokered deposits totaled approximately $6,575,700 and $20,900,000 at year-end 1998 and 1997. At year-end 1998, brokered deposits had interest rates ranging from 4.5% to 6.5% and maturities ranging from five days to 36 months.

Related party deposits totaled approximately $6,616,500 and $6,449,000 at year-end 1998 and 1997.

NOTE 10. OTHER BORROWINGS

REPURCHASE AGREEMENTS AND OTHER SHORT TERM BORROWINGS
Federal funds purchased, securities sold under agreements to repurchase, and treasury tax and loan deposits are financing arrangements. Shoreline's primary use of these types of financing arrangements has been limited to securities sold under agreements to repurchase, which are all one-day retail repurchase agreements. Shoreline retains custody of the securities pledged. Summarized information concerning securities sold under agreements to repurchase follows:

                                                                         1998             1997
                                                                      -----------     ----------
Average daily balance during the year                                 $14,219,500     $7,673,700
Average interest rate during the year                                       4.21%          4.27%
Maximum month-end balance during the year                             $18,191,000     $8,883,840

Securities underlying these agreements at year-end follow:

                                                                         1998             1997
                                                                      -----------     ----------
Carrying value                                                        $23,717,775     $15,992,700
Fair value                                                            $24,075,104     $16,171,300

FEDERAL HOME LOAN BANK (FHLB) ADVANCES
At December 31, 1998 and 1997, Shoreline had advances from the FHLB of Indianapolis as follows:

                                                   1998               1997
                                               -----------         -----------
FIXED RATE
5.23%, due January 1998                        $         -         $ 1,000,000
5.88%, due February 1998                                 0             750,000
5.97%, due March 1998                                    0           5,000,000
6.07%, due June 1998                                     0           1,000,000
6.28%, due August 1998                                   0             500,000
5.05%, due September 1998                                0           5,000,000
6.05%, due October 1998                                  0           1,500,000
5.87%, due November 1998                                 0           2,000,000
5.45%, due November 1998                                 0             500,000
5.44%, due December 1998                                 0           1,000,000
5.26%, due February 1999                         3,000,000           3,000,000
6.23%, due June 2000                             1,000,000           1,000,000
6.61%, due August 2000                             995,208           1,146,995
6.33%, due September 2000                        1,345,830           1,548,659
6.35%, due October 2000                          1,809,551           2,033,021
5.77%, due January 2001                            827,625             947,217
                                               -----------         -----------
                                                 8,978,214          27,925,892
                                               -----------         -----------
CONVERTIBLE FIXED RATE
5.57%, due August 2000                           2,500,000           2,500,000
5.21%, due January 2001                          2,000,000                   0
5.82%, due September 2002                        5,000,000           5,000,000
5.68%, due September 2002                        3,000,000           3,000,000
5.42%, due January 2003                          3,000,000                   0
5.53%, due January 2008                          5,000,000                   0
4.88%, due February 2008                         5,000,000                   0
5.33%, due March 2008                            5,000,000                   0
4.99%, due July 2008                             5,000,000                   0
4.99%, due December 2008                         5,000,000                   0
                                               -----------         -----------
                                                40,500,000          10,500,000
                                               -----------         -----------

                                     36










VARIABLE RATE
5.56%, due March 1997                                    0                   0
5.50%, due November 1997                                 0                   0
5.85%, due March 1998                                    0           1,000,000
5.91%, due March 1998                                    0             450,000
5.88%, due March 1998                                    0           4,800,000
5.74%, due April 1998                                    0             500,000
                                               -----------         -----------
                                                         0           6,750,000
                                               -----------         -----------

Total                                          $49,478,214         $45,175,892
                                               ===========         ===========

Interest on the advances is payable monthly. The convertible fixed rate advance due August 2000 was subject to conversion by the FHLB to a variable rate advance in August 1998 or quarterly thereafter. Various convertible fixed rate advances due January 2001 through July 2008 are subject to conversion by the FHLB to variable rate advances beginning in January 1999 or quarterly thereafter. If converted, these convertible fixed rate advances will carry an interest rate equal to the three month London Interbank Offered Rate (LIBOR) and adjust quarterly. The variable rate advances carry an interest rate equal to the three month LIBOR rate less 3 basis points and adjust quarterly. Several of the advances are subject to various prepayment penalties as disclosed in the agreements with the FHLB.

The FHLB advances are collateralized by a blanket lien on qualified 1-to-4 family whole mortgage loans and U.S. Government agency mortgage-backed securities with a combined approximate carrying value of $382 million at December 31, 1998.

At year-end 1998, scheduled principal reductions on these advances are as follows:

                1999                               $ 3,000,000
                2000                                 7,650,589
                2001                                 2,827,625
                2002                                 8,000,000
                2003 and thereafter                 28,000,000
                                                   -----------
                                                   $49,478,214
                                                   ===========

NOTE 11. INCOME TAXES

Components of the provision for federal taxes on income are as follows:

-----------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31                   1998              1997            1996
-----------------------------------------------------------------------------------
Taxes currently payable                 $5,560,127       $4,609,241      $3,524,196
Deferred tax expense/(benefit)             (83,877)         164,959         268,027
                                        ----------       ----------      ----------
   Total                                $5,476,250       $4,774,200      $3,792,223
                                        ==========       ==========      ==========

Taxes allocated to securities transactions were $22,070 in 1998, $58,267 in 1997 and $64,844 in 1996.

The difference between the provision in these financial statements and amounts computed by applying the statutory federal income tax rate to pre-tax income is as follows:

---------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31                                    1998             1997            1996
---------------------------------------------------------------------------------------------------
Statutory federal tax rate                                      34%             34%             34%
Income computed at the statutory federal tax rate        $5,980,588      $5,367,059      $4,555,202
Add(subtract) tax effect of:
   Tax-exempt securities income                            (657,635)       (686,323)       (728,495)
   Tax-exempt loan income                                  (123,717)       (162,077)       (189,082)
   Non-deductible interest expense                           99,517          88,759          88,757
   Goodwill amortization                                    176,383          89,713          13,536
   Other                                                      1,114          77,069          52,305
                                                         ----------      ----------      ----------
   Total                                                 $5,476,250      $4,774,200      $3,792,223
                                                         ==========      ==========      ==========

The components of the net deferred tax asset recorded in the balance sheet are as follows:

--------------------------------------------------------------------------------------------
DECEMBER 31                                                      1998                 1997
--------------------------------------------------------------------------------------------
Deferred tax assets
   Provision for loan losses                                  $2,466,871          $2,401,029
   Net deferred loan fees                                        142,943             114,500
   Deferred compensation                                         286,448             286,158
   Mark-to-market adjustment for securities held for sale        860,449             832,961
   Other                                                         272,796             227,314
                                                              ----------          ----------
      Total deferred tax assets                                4,029,507           3,861,962
                                                              ----------          ----------
Deferred tax liabilities
   Accretion of bond discount                                    (90,888)            (98,130)
   Depreciation                                                 (270,351)           (241,314)
   Pension                                                       (86,323)           (129,334)
   Net unrealized gains on securities available for sale        (884,828)           (826,444)
   Purchase accounting adjustments                              (746,500)           (347,241)
   Mortgage servicing rights                                    (169,094)           (110,547)
                                                              ----------          ----------
      Total deferred tax liabilities                          (2,247,984)         (1,753,010)
Valuation allowance                                                    0                   0
                                                              ----------          ----------
Net deferred tax asset                                        $1,781,523          $2,108,952
                                                              ==========          ==========

NOTE 12. EMPLOYEE BENEFITS

PENSION PLAN
Shoreline has a defined benefit, noncontributory pension plan that provides retirement benefits for essentially all employees. In addition, Shoreline has a supplemental deferred compensation plan for certain former Citizens Trust and Savings Bank employees and a supplemental executive retirement plan for certain executive officers of Shoreline Bank. The following sets forth, on a combined basis, the plans' funded status and amounts recognized in the financial statements.

----------------------------------------------------------------------------------------------
DECEMBER 31                                                       1998                 1997
----------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
     Benefit obligation at beginning of year                   $5,164,959           $5,006,090
     Service cost                                                 326,811              258,334
     Interest cost                                                386,267              374,393
     Actuarial loss/(gain)                                         17,344                    0
     Benefits paid                                               (253,204)            (491,664)
                                                               ----------           ----------
     Benefit obligation at end of year                         $5,642,177           $5,147,153
                                                               ==========           ==========
CHANGE IN PLAN ASSETS:
     Fair value of plan assets at beginning of year            $5,293,488           $4,425,345
     Actual return on plan assets                                 993,647              956,302
     Employer contributions                                        72,712              403,505
     Benefits paid                                               (253,204)            (491,664)
                                                               ----------           ----------
     Fair value of plan assets at end of year                  $6,106,643           $5,293,488
                                                               ==========           ==========

NET AMOUNT RECOGNIZED:
     Funded status                                               $464,466             $146,335
     Unrecognized prior service cost                              (57,889)             (54,544)
     Unrecognized transition asset                                (71,273)             (73,307)
     Unrecognized net actuarial loss/(gain)                      (448,643)             107,836
                                                               ----------           ----------
     Prepaid (accrued) benefit cost                             ($113,339)            $126,320
                                                               ==========           ==========
                                     38


















WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
     Discount rate                                                   7.5%                 7.5%
     Expected return on plan assets                                  8.0%                 8.0%
     Rate of compensation increase                                   4.5%                 4.5%

COMPONENTS OF NET PERIODIC BENEFIT COST:
     Service cost                                                $326,811             $258,334
     Interest cost                                                386,267              374,393
     Expected return on plan assets                              (426,510)            (358,473)
     Amortization of prior service cost                             8,558                8,558
     Amortization of transition (asset)/obligation                 (7,247)              (7,247)
     Recognized net actuarial loss/(gain)                          24,492               22,406
                                                               ----------           ----------
     Net periodic benefit cost                                   $312,371             $297,971
                                                               ==========           ==========

The net periodic pension benefit cost for 1996 was $313,054.


STOCK OPTION PLAN
A stock option plan exists under which options may be issued at market prices to employees. The right to exercise the options vests over a four year period, with 20% vesting on the date of the grant and 20% vesting each year after. The options outstanding at December 31, 1998 are as follows:

                                                                            NUMBER
                                                          PRICE           OF OPTIONS
   ISSUE DATE                   EXPIRATION DATE         PER SHARE        OUTSTANDING
------------------------------------------------------------------------------------
December 1, 1990               December 1, 2000           $ 4.88            16,164
January 1, 1994                January 1, 2004            $11.04            10,999
November 22, 1996              November 22, 2006          $13.17            37,400
August 12, 1998                August 12, 2008            $26.75             1,500
                                                                            ------
                                                                            66,063
                                                                            ======

The weighted-average remaining contractual life of options outstanding at December 31, 1998 was six years. The following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option plans. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. Accordingly, compensation cost actually recognized for stock options was $0 for 1998, 1997 and 1996.

-------------------------------------------------------------------------------------------------
                                                   1998                1997               1996
-------------------------------------------------------------------------------------------------
Net income as reported                         $12,113,714         $11,011,269         $9,605,429
Pro forma net income                           $12,056,505         $10,903,560         $9,542,225

Basic earnings per share as reported                 $1.35               $1.25              $1.10
Pro forma basic earnings per share                   $1.34               $1.24              $1.10

Diluted earnings per share as reported               $1.34               $1.24              $1.10
Pro forma diluted earnings per share                 $1.33               $1.23              $1.09

No options were granted during 1997. The weighted-average fair values of options granted in 1998 and 1996 were $8.86 and $5.95. The fair value of options granted during 1998 and 1996 was estimated using the following weighted-average information: risk-free interest rates of 5.42% and 6.51%, expected lives of 8 years, expected quarterly volatilities of stock price of 30.0% and 53.6%, and expected dividends of 2.6% and 3.5% per year. In future years, the pro forma effect of applying this standard is expected to increase as additional options are granted.

                                     39

The following is a summary of the option transactions for the period January 1, 1996 through December 31, 1998:

                                       AVAILABLE           OPTIONS         WEIGHTED-AVERAGE
                                       FOR GRANT         OUTSTANDING        EXERCISE PRICE
-------------------------------------------------------------------------------------------
Balance at January 1, 1996              53,338             141,331              $5.53
       Options issued                  (45,262)             45,262              13.17
       Options exercised                     0             (31,843)              4.88
                                       -------             -------             ------
Balance at December 31, 1996             8,076             154,750               7.91
       Options exercised                     0             (45,263)              5.36
                                       -------             -------             ------
Balance at December 31, 1997             8,076             109,487               8.96
       Options issued                   (1,500)              1,500              26.75
       Options exercised                     0             (43,034)              6.10
       Options forfeited                 1,890              (1,890)             13.17
                                       -------             -------             ------
Balance at December 31, 1998             8,466              66,063             $11.10
                                       -------             -------             ------

Options exercisable at year-end are as follows:

                                      NUMBER OF             WEIGHTED AVERAGE
                                       OPTIONS               EXERCISE PRICE
----------------------------------------------------------------------------
        1996                           113,034                    $6.07
        1997                            79,613                    $7.44
        1998                            46,578                    $9.89

OTHER EMPLOYEE BENEFIT PLANS
Shoreline maintains a profit-sharing plan for qualified employees with at least two years of service. Contributions to the profit sharing plan are determined at the discretion of the Board of Directors and equaled 3% of profits before federal income taxes and securities gains or losses in 1998, 1997, and 1996. Under this plan, $542,102, $482,942 and $409,633 was expensed in 1998, 1997, and 1996, respectively.

Participants in Shoreline's 401(k) salary reduction plan may make deferrals up to 15% of compensation. Shoreline matches 50% of elective deferrals on the first 4% of the participants' compensation. Expense under this plan was $156,851, $145,919 and $111,050 in 1998, 1997 and 1996, respectively.

A stock incentive plan is maintained for key members of management. In January of 1997, 39,375 shares were awarded under the restricted stock provisions of the plan. The shares were awarded at the market price of Shoreline's stock on the date of award and vest in accordance with Shoreline's achievement of predetermined performance measures, as approved by the Board. Shares are earned and compensation expense is recorded over the expected vesting period of the awards. During 1998 and 1997, 9,231 and 7,220 shares were earned under the plan, resulting in compensation expense of $161,976 and $115,155, respectively. All shares have been restated for stock dividends and stock splits.


                                     40

NOTE 13. EARNINGS PER SHARE

The accounting standard for computing earnings per share was revised for 1997. As a result of this change, all previously reported earnings per share information has been restated. A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations is presented below:

On December 31, 1998 and 1997, there were 9,056,769 and 8,882,264 common shares outstanding, respectively. For the same dates a maximum of 15,000,000 and 10,000,000 shares of no par value common stock was authorized.

On February 17, 1998, the Board of Directors declared a three for two stock split, effected as a 50% stock dividend, effective April 3, 1998, to shareholders of record on March 31, 1998. Additionally, during 1997 and 1996 a 5% stock dividend was declared and paid. Dividends per share were restated for these events.

-------------------------------------------------------------------------------------------------------------
                                                               1998                 1997              1996
-------------------------------------------------------------------------------------------------------------
Basic earnings per share:
   Net income available to common shareholders              $12,113,714         $11,011,269        $9,605,429
                                                            ===========         ===========        ==========

   Weighted average common shares outstanding                 9,023,302           8,835,564         8,701,094
   Less:  Non-vested stock incentive plan shares                (41,924)            (32,155)                0
                                                            -----------         -----------        ----------
   Weighted-average common shares outstanding
      For basic earnings per share                            8,981,378           8,803,409         8,701,094
                                                            ===========         ===========        ==========

        Basic earnings per share                                  $1.35               $1.25             $1.10
                                                            ===========         ===========        ==========

Diluted earnings per share:
   Net income available to common shareholders              $12,113,714         $11,011,269        $9,605,429
                                                            ===========         ===========        ==========

   Weighted-average common shares outstanding
   for basic earnings per share                               8,981,378           8,803,409         8,701,094
      For basic earnings per share
   Add:  Dilutive effect of assumed exercise of
         stock options                                           40,032              58,374            61,527
   Add:  Dilutive effect of non-vested stock
         Incentive plan shares                                   11,028               6,351                 0
                                                            -----------         -----------        ----------
   Weighted-average common and potentially
      Dilutive common shares outstanding                      9,032,438           8,868,134         8,762,621
                                                            ===========         ===========        ==========

        Diluted earnings per share                                $1.34               $1.24             $1.10
                                                            ===========         ===========        ==========

                                     41

NOTE 14. COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES


There are various contingent liabilities that are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on Shoreline's financial condition or results of operations.

Shoreline is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to make loans, unused lines of credit and standby letters of credit. Shoreline's exposure to credit loss in the event of non-performance by the other party to financial instruments for commitments to make loans, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. Shoreline follows the same credit policy to make such commitments as it uses for on-balance-sheet items. Since many commitments to make loans expire without being used, the amount of commitments shown below do not necessarily represents future cash commitments. No losses are anticipated as a result of these transactions. Collateral obtained upon exercise of commitments is determined using management's credit evaluation of the borrowers and may include real estate, business assets, deposits and other items.

Shoreline has the following commitments outstanding:

DECEMBER 31                                 1998                     1997
                                            ----                     ----
Unfunded loan commitments               $ 33,394,000             $ 33,110,000
Unused lines of credit                    98,759,000               74,633,000
Standby letters of credit                  9,456,000                7,799,000
                                        ------------             ------------
     Total                              $145,609,000             $115,542,000
                                        ============             ============

Fixed rate loan commitments have interest rates ranging from 6.00% to 8.75% and terms ranging from 6 months to 30 years.

NOTE 15. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table shows the estimated fair value and the related carrying amount of the Shoreline's financial instruments at December 31, 1998 and 1997. Items that are not financial instruments are not included.

----------------------------------------------------------------------------------------------------------
                                                       1998                              1997
                                            CARRYING         ESTIMATED         CARRYING        ESTIMATED
DECEMBER 31                                  AMOUNT          FAIR VALUE         AMOUNT         FAIR VALUE
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents                   $71,889,387      $71,889,000      $44,981,440      $44,981,000
Securities available for sale               190,735,213      190,735,000      125,534,904      125,535,000
Securities held to maturity                  25,166,431       26,180,000       38,385,568       39,572,000
Loans, net of allowance for loan losses     627,276,457      634,368,000      612,048,028      614,277,000
Demand and savings deposits                (427,761,137)    (427,761,000)    (355,574,075)    (355,574,000)
Time deposits                              (368,080,700)    (372,784,000)    (367,090,279)    (369,041,000)
Securities sold under agreements
     to repurchase                          (18,191,030)     (18,191,000)      (7,526,582)      (7,527,000)
FHLB advances                               (49,478,214)     (49,442,000)     (45,175,892)     (45,033,000)

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 1998 and 1997. The estimated fair value for cash and cash equivalents is considered to approximate cost. The estimated fair value for securities held to maturity and securities available for sale is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for commercial loans is based on estimates of the difference in interest rates Shoreline would charge the borrowers for similar loans with similar maturities made at December 31, 1998 and 1997, applied for an estimated time period until the loan is assumed to reprice or be paid. The estimated fair value for other loans is based on estimates of the rate Shoreline would charge for similar loans at December 31, 1998 and 1997, applied for the time period until estimated repayment. The estimated fair value for demand, savings deposits and securities sold under agreements to repurchase is based on their carrying value. The estimated fair value for time deposits and long-term debt is based on estimates of the rate that Shoreline would pay on such deposits or borrowings at December 31, 1998 and 1997, applied for the time period until maturity. The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost and are not considered significant to this presentation.

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that if Shoreline had disposed of such items at December 31, 1998, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1998 should not necessarily be considered to apply at subsequent dates.

In addition, other assets and liabilities of Shoreline that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, non-financial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights, the earnings potential of Shoreline's subsidiary bank's trust department, the trained work force, customer goodwill and similar items.


NOTE 16. REGULATORY MATTERS

Shoreline Financial Corporation and Shoreline Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly under capitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

Shoreline Bank capital levels approximate the consolidated capital levels of Shoreline Financial Corporation. At year end, consolidated actual capital levels (in millions) and minimum required levels were:

                                                                    MINIMUM REQUIRED     MINIMUM REQUIRED
                                                                  FOR CAPITAL ADEQUACY         TO BE
                                                   ACTUAL               PURPOSES         WELL CAPITALIZED
1998                                        AMOUNT        RATIO    AMOUNT      RATIO     AMOUNT      RATIO
----                                        ------        -----    ------      -----     ------      -----
Total capital to risk assets                $77.6         13.5%    $45.9       8.0%      $57.4       10.0%
Tier 1 capital to risk assets                70.5         12.3%     23.0       4.0%       34.4        6.0%
Tier 1 capital to average assets             70.5          7.6%     37.2       4.0%       46.5        5.0%

1997
----
Total capital to risk assets                $70.0         13.1%    $42.7       8.0%      $53.4       10.0%
Tier 1 capital to risk assets                63.3         11.9%     21.4       4.0%       32.1        6.0%
Tier 1 capital to average assets             63.3          8.0%     31.8       4.0%       39.7        5.0%

At year-end 1998, Shoreline was categorized as well capitalized.

NOTE 17. CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

The condensed financial information of the parent company, Shoreline Financial Corporation, is summarized below.

CONDENSED BALANCE SHEETS
-----------------------------------------------------------------------------------------------
DECEMBER 31                                                       1998                 1997
-----------------------------------------------------------------------------------------------
ASSETS
      Cash                                                     $ 1,833,667          $ 1,144,727
      Investment in subsidiary                                  85,351,303           75,808,453
      Other assets                                                  87,148                    0
                                                               -----------          -----------
            Total Assets                                       $87,272,118          $76,953,180
                                                               ===========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
      Liabilities                                              $    60,991          $    70,777
      Shareholders' equity                                      87,211,127           76,882,403
                                                               -----------          -----------
            Total Liabilities and Shareholders' Equity         $87,272,118          $76,953,180
                                                               ===========          ===========

CONDENSED STATEMENTS OF INCOME
--------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31                                      1998               1997             1996
--------------------------------------------------------------------------------------------------------
INCOME
      Dividends from subsidiary - cash                   $ 9,953,587        $ 4,461,491       $3,817,098
                                                         -----------        -----------       ----------
EXPENSE
      Total expense                                          403,004            414,416          317,498
                                                         -----------        -----------       ----------
Income before income tax and undistributed
      Subsidiary income                                    9,550,583          4,047,075        3,499,600
Income tax benefit                                           132,750            132,500           97,000
Equity in undistributed net income of subsidiary           2,430,381          6,831,694        6,008,829
                                                         -----------        -----------       ----------
      NET INCOME                                         $12,113,714        $11,011,269       $9,605,429
                                                         ===========        ===========       ==========

CONDENSED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31                                      1998                1997             1996
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                 $12,113,714        $11,011,269      $9,605,429
Adjustments:
      Equity in undistributed income of subsidiary          (2,430,381)        (6,831,694)     (6,008,829)
      Other                                                     65,911            315,581         (97,805)
                                                           -----------        -----------      ----------
      Total adjustments                                     (2,364,465)        (6,516,113)     (6,106,634)
                                                           -----------        -----------      ----------
Net cash from operating activities                           9,749,244          4,495,156       3,498,795
Cash flows from financing activities:
      Dividends paid                                        (5,976,327)        (5,008,864)     (4,368,023)
      Proceeds from shares issued                            1,356,989          1,124,698         957,754
      Payments to retire common stock                       (4,440,966)                 0        (354,725)
                                                           -----------        -----------      ----------
Net cash from financing activities                          (9,060,304)        (3,884,166)     (3,764,994)
                                                           -----------        -----------      ----------
Net change in cash and cash equivalents                        688,940            610,990        (266,199)
      Cash and cash equivalents at beginning of year         1,144,727            533,737         799,936
                                                           -----------        -----------      ----------
      Cash and cash equivalents at end of year             $ 1,833,667        $ 1,144,727      $  533,737
                                                           ===========        ===========      ==========

Shoreline Financial Corporation's primary source of revenue is its wholly owned subsidiary, Shoreline Bank. The payment of dividends by Shoreline Bank is restricted to net profits, as defined by the Michigan Banking Code, then on hand after deducting losses and bad debts, as also defined by the Michigan Banking Code. Accordingly, in 1999, the subsidiary bank may distribute to Shoreline, in addition to 1999 net profits, approximately $36.6 million in dividends without prior approval from bank regulatory agencies.

NOTE 18. IMPACT OF NEW ACCOUNTING STANDARDS

Effective for fiscal periods (both years and quarters) beginning after June 15, 1999 Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and hedging activities, by standardizing the accounting for derivative instruments, including those imbedded in other contracts, and by requiring the recognition of all derivatives (both assets and liabilities) in the statement of financial position at fair value. The adoption of SFAS No. 133 is not expected to have an impact of Shoreline's financial position or results of operations as the company does not at this time engage in the type of activities covered by the Statement.

Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" amends Statement of Financial Accounting Standard No. 65, "Accounting for Certain Mortgage Banking Activities" and requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage backed security as a trading security. This Statement further amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking entity with the subsequent accounting for securities retained after the securitization of other types of assets by nonmortgage banking enterprises. This means that such securities can be classified as held to maturity if they conform to the requirements of SFAS No. 115. The Statement is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS No. 134 is not expected to have a material impact on the results of operations or financial condition of the company.

SUPPLEMENTARY QUARTERLY  FINANCIAL AND COMMON STOCK DATA
$ in Thousands,
Except per share data

1998                                    MARCH 31         JUNE 30       SEPTEMBER 30   DECEMBER 31
                                        --------         -------       ------------   -----------
Interest income                         $16,676          $16,892        $17,270        $17,286
Net interest income                       8,212            8,376          8,608          8,795
Provision for loan losses                   150              150            150            150
Income before income taxes                4,337            4,394          4,403          4,456
Net income                                3,032            3,016          3,010          3,056
Basic earnings per share                $  0.34          $  0.34        $  0.33        $  0.34
Diluted earnings per share              $  0.34          $  0.34        $  0.33        $  0.33
Market Price of Common Stock<F1>:
High                                    $ 29.83          $ 34.50        $ 31.12        $ 29.38
Low                                     $ 23.33          $ 28.50        $ 24.50        $ 25.38

1997                                    MARCH 31         JUNE 30       SEPTEMBER 30   DECEMBER 31
                                        --------         -------       ------------   -----------
Interest income                         $13,878          $14,788        $16,967         $17,005
Net interest income                       7,317            7,692          8,541           8,643
Provision for loan losses                   120              120            180             180
Income before income taxes                3,536            3,756          4,142           4,351
Net income                                2,542            2,649          2,853           2,967
Basic earnings per share                $  0.30          $  0.30        $  0.32         $  0.33
Diluted earnings per share              $  0.30          $  0.30        $  0.32         $  0.32
Market Price of Common Stock<F1>:
High                                    $ 16.51          $ 19.50        $ 23.17         $ 25.67
Low                                     $ 14.60          $ 15.75        $ 19.00         $ 20.33


<F1> These are the high and low bid prices reported on The Nasdaq Stock
     Market for each quarterly period. These prices are interdealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF SHORELINE

The information set forth under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Shoreline's Definitive Proxy Statement for its May 13, 1999, annual meeting of shareholders is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Compensation of Executive Officers and Directors" in Shoreline's Definitive Proxy Statement for its May 13, 1999, annual meeting of shareholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Voting Securities" in Shoreline's Definitive Proxy Statement for its May 13, 1999, annual meeting of shareholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in Shoreline's Definitive Proxy Statement for its May 13, 1999, annual meeting of shareholders in hereby incorporated by reference.

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements - The following consolidated financial statements, notes to consolidated financial statements and independent auditors' report of Shoreline Financial Corporation are filed as part of this report:

          Consolidated Balance Sheets - December 31, 1998 and 1997

          Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements

          Report of Independent Auditors dated February 12, 1999

          (2) Financial Statement Schedules - Not Applicable

          (3) Exhibits - The following exhibits are filed as part of this report




NO.                               EXHIBIT

3.1       Restated Articles of Incorporation.  Previously filed as Exhibit
          3.1 to Shoreline's Quarterly Report on Form 10-Q for the period ended June 30, 1998. Herein incorporated by reference.

3.2 Bylaws. Previously filed as Exhibit 3(b) to Shoreline's Form S-1 Registration Statement filed March 23, 1990. Herein incorporated by reference.

4 Long term debt. Shoreline has outstanding long term debt which at the time of this report does not exceed 10% of Shoreline's total consolidated assets. Shoreline agrees to furnish copies of the agreements defining the rights of holders of such long term indebtedness to the Securities and Exchange Commission upon request.

10.1 Form of Indemnity Agreement. Previously filed as Exhibit 10(d) to Shoreline's Form S-4 Registration Statement filed September 25, 1987. Herein incorporated by reference.

10.2 Employment Agreements.<F*> Previously filed as Exhibit 10(b) to Shoreline's 1995 Form 10-K Annual Report filed March 28, 1996. Herein incorporated by reference.

10.3 1989 Stock Option Plan.<F*> Previously filed as Exhibit 28 to Shoreline's Form S-8 Registration Statement filed May 31, 1989. Herein incorporated by reference.

10.4      Deferred Compensation Agreements.<F*>

10.5      Bonus Program - 1998.<F*>

10.6 Stock Incentive Plan of 1996.<F*> Previously filed as an appendix to Shoreline's Definitive Proxy Statement for its May 1, 1996, annual meeting of shareholders. Herein incorporated by reference.

10.7      Directors' Deferred Compensation Plan.<F*>  Previously filed as
          Exhibit 10(g) to Shoreline's 1996 Form 10-K Annual Report filed March 26, 1997. Herein incorporated by reference.

11        Statement Regarding Computation of Earnings per Common Share.
          The computation of earnings per common share is fully described in Note 13 to the Consolidated Financial Statements contained in
          Item 8 of this report.

21 List of Subsidiaries. Previously filed as Exhibit 21 to Shoreline's 1997 Form 10-K Annual Report filed March 31, 1998. Herein incorporated by reference.

23        Consent of Independent Auditors

24        Powers of Attorney

27        Financial Data Schedule for Year Ended December 31, 1998


<F*>These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

Shoreline will furnish a copy of any exhibit listed above to any shareholder of Shoreline without charge upon written request to Mr. Wayne
R. Koebel, Executive Vice President and Chief Financial Officer, Shoreline Financial Corporation, 823 Riverview Dr., Benton Harbor, Michigan 49022

     (b)  Reports on Form 8-K

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


                                   SHORELINE FINANCIAL CORPORATION
                                   (Registrant)


Date:  March 26, 1999              /S/ Dan L. Smith
                                       Dan L. Smith
                                       Chairman, President and Chief
                                       Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                         DATE

/S/ Dan L. Smith         Director, Chairman,             March 26, 1999
    Dan L. Smith           President and Chief
                           Executive Officer

/S/ Wayne R. Koebel      Executive Vice President        March 26, 1999
    Wayne R. Koebel        and Chief Financial Officer
                           (Principal Financial Officer
                           and Principal Accounting
                           Officer)


                                *DIRECTORS

              Louis A. Desenberg            Merlin J. Hanson
              Thomas T. Huff                James E. LeBlanc
              L. Richard Marzke             James F. Murphy
              Robert L. Starks              Jeffery H. Tobian
              Ronald L. Zile


*By /S/ Wayne R. Koebel
        Wayne R. Koebel
        Attorney-in-Fact

                               EXHIBIT INDEX

NO.                               EXHIBIT

3.1       Restated Articles of Incorporation.  Previously filed as Exhibit
          3.1 to Shoreline's Quarterly Report on Form 10-Q for the period ended June 30, 1998. Herein incorporated by reference.

3.2 Bylaws. Previously filed as Exhibit 3(b) to Shoreline's Form S-1 Registration Statement filed March 23, 1990. Herein incorporated by reference.

4 Long term debt. Shoreline has outstanding long term debt which at the time of this report does not exceed 10% of Shoreline's total consolidated assets. Shoreline agrees to furnish copies of the agreements defining the rights of holders of such long term indebtedness to the Securities and Exchange Commission upon request.

10.1 Form of Indemnity Agreement. Previously filed as Exhibit 10(d) to Shoreline's Form S-4 Registration Statement filed September 25, 1987. Herein incorporated by reference.

10.2 Employment Agreements.<F*> Previously filed as Exhibit 10(b) to Shoreline's 1995 Form 10-K Annual Report filed March 28, 1996. Herein incorporated by reference.

10.3 1989 Stock Option Plan.<F*> Previously filed as Exhibit 28 to Shoreline's Form S-8 Registration Statement filed May 31, 1989. Herein incorporated by reference.

10.4      Deferred Compensation Agreements.<F*>

10.5      Bonus Program - 1998.<F*>

10.6 Stock Incentive Plan of 1996.<F*> Previously filed as an appendix to Shoreline's Definitive Proxy Statement for its May 1, 1996, annual meeting of shareholders. Herein incorporated by reference.

10.7      Directors' Deferred Compensation Plan.<F*>  Previously filed as
          Exhibit 10(g) to Shoreline's 1996 Form 10-K Annual Report filed March 26, 1997. Herein incorporated by reference.

11        Statement Regarding Computation of Earnings per Common Share.
          The computation of earnings per common share is fully described in Note 13 to the Consolidated Financial Statements contained in
          Item 8 of this report.

21 List of Subsidiaries. Previously filed as Exhibit 21 to Shoreline's 1997 Form 10-K Annual Report filed March 31, 1998. Herein incorporated by reference.

23        Consent of Independent Auditors

24        Powers of Attorney

27        Financial Data Schedule for Year Ended December 31, 1998


<F*>These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.