Form 10-Q
period 1999-03-31
SHORELINE FINANCIAL CORP
filed 1999-05-13
CIK 822697

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                        __________________________

                                 FORM 10-Q

_X_    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED MARCH 31, 1999


___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM _____________ TO_____________.

                        Commission File No. 0-16444

                      SHORELINE FINANCIAL CORPORATION
          (Exact Name of Registrant as Specified in its Charter)

                    Michigan                            38-2758932
        (State or Other Jurisdiction of              (I.R.S. Employer
         Incorporation or Organization)            Identification No.)

               823 Riverview Drive
                Benton Harbor, MI                         49022
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

                     Yes ___X___          No ________

As of April 30, 1999 there were 8,937,811 issued and outstanding shares of the Registrant's Common Stock.

                      SHORELINE FINANCIAL CORPORATION
                                 FORM 10-Q
                                   INDEX

                                                                        PAGE
                                                                      NUMBER

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets,
             March 31, 1999 and December 31, 1998                          3

             Condensed Consolidated Statements of Income,
             Three Months Ended March 31, 1999 and 1998                    4

             Consolidated Statements of Comprehensive Income,
             Three Months Ended March 31, 1999 and 1998                    5

             Condensed Consolidated Statements of Cash Flows,
             Three Months Ended March 31, 1999 and 1998                    6

             Notes to Condensed Consolidated Financial Statements        7-8

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations              9-12

     Item 3. Quantitative and Qualitative Disclosures about
             Market Risk                                                  12

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                            13


SIGNATURES                                                                14

                        FORWARD-LOOKING STATEMENTS

This Form 10-Q Quarterly Report and the documents incorporated in this report by reference contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, that economy, and about Shoreline Financial Corporation (Shoreline) itself. Words such as "anticipates," "believes," "estimates," "expects," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. Year 2000 related remediation, cost and risk assessments are necessarily statements of belief as to the outcome of future events, based in part on information provided by vendors and others that Shoreline has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied, or forecasted in such forward-looking statements.

Future factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; and changes in prices, levies, and assessments. Additionally, the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behaviors as well as their ability to repay loans; the ability of the companies on which Shoreline relies to make their computer systems Year 2000 compliant; the ability to locate and convert all relevant computer codes and data; the vicissitudes of the national economy; the possibility that expected cost savings from mergers might not be fully realized within the expected time frame; and similar uncertainties could also cause a difference between an actual outcome and a preceding forward-looking statement. Shoreline undertakes no obligation to update, amend or clarify the expected time frame or forward-looking statements, whether as a result of new information, future events, or otherwise.

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SHORELINE FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                                 MARCH 31,        DECEMBER 31,
                                                                   1999               1998
                                                                   ----               ----
ASSETS
Cash and due from banks                                        $ 37,464,238      $ 35,813,823
Interest earning deposits                                        18,000,000        20,300,564
Federal funds sold                                               11,275,000        15,775,000
                                                               ------------      ------------
     Total cash and cash equivalents                             66,739,238        71,889,387
Securities held to maturity (fair values of
   $24,060,000 and $26,180,000 on March 31,
   1999 and December 31, 1998, respectively)                     23,158,891        25,166,431
Securities available for sale (carried at fair value)           192,858,886       190,735,213
Total loans                                                     635,909,786       635,159,424
Less allowance for loan losses                                    7,859,172         7,882,967
                                                               ------------      ------------
     Net loans                                                  628,050,614       627,276,457
                                                               ------------      ------------
Premises and equipment, net                                      13,792,633        13,728,130
Intangible assets, net                                           14,651,710        14,928,455
Other assets                                                     12,048,365        11,540,291
                                                               ------------      ------------
Total Assets                                                   $951,300,337      $955,264,364
                                                               ============      ============

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities
     Deposits                                                  $786,655,604      $795,841,837
     Securities sold under agreements to repurchase              19,249,826        18,191,030
     FHLB advances                                               54,377,781        49,478,214
     Other liabilities                                            5,057,736         4,542,157
                                                               ------------      ------------
                                                                865,340,947       868,053,238
                                                               ------------      ------------





Shareholders' Equity
     Common stock: 15,000,000 shares authorized;
     8,979,044 and 9,056,769 shares issued
     and outstanding at March 31, 1999 and December 31,
     1998, respectively                                                   -                 -
     Additional paid-in capital                                  68,327,888        69,759,199
     Stock incentive plan (unearned shares)                        (852,446)         (903,119)
     Unrealized gain on securities available for sale               921,022         1,717,608
     Retained earnings                                           17,562,926        16,637,438
                                                               ------------      ------------
         Total Shareholders' Equity                              85,959,390        87,211,126
                                                               ------------      ------------
Total Liabilities & Shareholders' Equity                       $951,300,337      $955,264,364
                                                               ============      ============


See accompanying notes to condensed consolidated financial statements.

                      SHORELINE FINANCIAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             1999             1998
                                                         -----------------------------
INTEREST INCOME
Loans, including fees                                    $13,142,217       $13,459,775
Securities                                                 3,364,973         2,832,669
Money market investments                                     346,986           383,549
                                                         -----------       -----------
     Total interest income                                16,854,176        16,675,993

INTEREST EXPENSE
Deposits                                                   7,222,429         7,609,640
Repurchase agreements                                        161,420           102,465
Other borrowed funds                                         727,927           751,997
                                                         -----------       -----------
     Total interest expense                                8,111,776         8,464,102

NET INTEREST INCOME                                        8,742,400         8,211,891
Provision for loan losses                                    120,000           150,000
                                                         -----------       -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        8,622,400         8,061,891
NON-INTEREST INCOME
     Trust fees                                              567,611           482,147
     Gain on sales and calls of securities                   246,489             3,237
     Gain on sales of mortgages                              362,164           371,986
     Other                                                   942,769           954,354
                                                         -----------       -----------
          Total interest income                            2,119,033         1,811,724
NON-INTEREST EXPENSE
     Personnel                                             3,430,454         2,966,052
     Occupancy                                               424,647           418,302
     Equipment                                               558,779           546,209
     Other                                                 1,799,896         1,606,154
                                                         -----------       -----------
         Total interest expense                            6,213,776         5,536,717
                                                         -----------       -----------
Income before income tax                                   4,527,657         4,336,898
Federal income tax expense                                 1,422,324         1,304,450
                                                         -----------       -----------
Net income                                               $ 3,105,333       $ 3,032,448
                                                         ===========       ===========

Per share information:
     Basic earnings per share                            $      0.34       $      0.34
                                                         ===========       ===========
     Diluted earnings per share                          $      0.34       $      0.34
                                                         ===========       ===========
     Dividends paid                                      $      0.18       $      0.16
                                                         ===========       ===========





See accompanying notes to condensed consolidated financial statements.

                      SHORELINE FINANCIAL CORPORATION
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (UNAUDITED)
                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             1999             1998
                                                          ---------------------------
NET INCOME                                                $3,105,333       $3,032,448
Other comprehensive income:
     Unrealized gains/losses on securities arising
          during the period                                  960,522          127,455
     Reclassification adjustment for accumulated
          gains/losses included in net income                246,426                -
     Less: Tax effect                                        410,362           43,335
                                                          ----------       ----------
          Other comprehensive income                         796,586           84,120
                                                          ----------       ----------
COMPREHENSIVE INCOME                                      $3,901,919       $3,116,568
                                                          ==========       ==========




See accompanying notes to condensed consolidated financial statements.

                      SHORELINE FINANCIAL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             1999             1998
                                                                         ----------------------------
NET CASH FROM OPERATING ACTIVITIES                                       $ 4,352,694      $ 4,008,747
                                                                         -----------      -----------

Cash flows from investing activities:
     Net (increase)/decrease in loans                                       (894,157)        (536,755)
     Securities available for sale:
          Purchase                                                       (18,018,384)     (19,423,465)
          Proceeds from sales                                              2,482,090                -
          Proceeds from maturities, calls and principal reductions         4,850,000       10,844,647
     Securities held to maturity:
          Purchase                                                                 -                -
          Proceeds from maturities, calls and principal reductions         9,405,498        5,351,319
     Premises and equipment expenditures                                    (488,862)        (271,503)
                                                                         -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                     (2,663,815)      (4,035,757)
                                                                         -----------      -----------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                  (9,186,233)      27,035,913
     Net increase in short-term borrowings                                 1,058,796        5,574,121
     Proceeds from FHLB advances                                           8,000,000       20,000,000
     Repayment of FHLB advances                                           (3,100,433)     (13,105,032)
     Dividends paid                                                       (1,620,729)      (1,423,394)
     Proceeds from shares issued                                             328,965          356,431
     Payments to retire common stock                                      (2,319,394)         (69,863)
                                                                         -----------      -----------
NET CASH FROM FINANCING ACTIVITIES                                        (6,839,028)      38,368,176
                                                                         -----------      -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   (5,150,149)      38,341,166
Cash and cash equivalents at beginning of year                            71,889,387       44,981,440
                                                                         -----------      -----------
CASH AND CASH EQUIVALENTS AT MARCH 31                                    $66,739,238      $83,322,606
                                                                         ===========      ===========





Cash paid during the year for:
     Interest                                                            $  8,450,559     $ 8,559,489
     Income Taxes                                                                   0               0


See accompanying notes to condensed consolidated financial statements

                      SHORELINE FINANCIAL CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Shoreline Financial Corporation and its wholly owned subsidiary, Shoreline Bank. In the opinion of management, all adjustments, consisting only of recurring adjustments, considered necessary for a fair presentation of the corporation's consolidated financial position, results of operations and cash flows have been included.

Certain information and note disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by the Securities and Exchange Commission's interim reporting rules and regulations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Shoreline's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - NON-PERFORMING ASSETS

                                                      MARCH 31,
(in thousands)                                 1999               1998
-------------------------------------------------------------------------
Non-accrual loans                           $  806,000         $1,217,000
Restructured loans                                   -                  -
Other real estate owned                        659,000            379,000
                                            ----------         ----------
      Total non-performing loans            $1,465,000         $1,596,000
                                            ==========         ==========

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

                                                      MARCH 31,
(in thousands)                                 1999               1998
-------------------------------------------------------------------------
Beginning balance                           $7,883,000         $7,588,000
Provision charged against income               120,000            150,000
Recoveries                                      90,000            104,000
Loans charged off                             (234,000)          (163,000)
                                            ----------         ----------
      Balance, end of period                $7,859,000         $7,679,000
                                            ==========         ==========

At March 31, 1999, total loans considered impaired were $211,000 with an
average for the quarter of approximately $211,000.   At March 31, 1998,
total loans considered impaired were $1,230,000 with an average for the quarter of approximately $1,231,000. The allowance for impaired loans was $106,000 and $615,000 at March 31, 1999 and 1998, respectively.

NOTE 4 - COMMON STOCK AND EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computation follows.

                                                                                MARCH 31,
                                                                        1999               1998
--------------------------------------------------------------------------------------------------
Basic earnings per share:
    Net income available to common shareholders                      $3,105,000         $3,032,000
                                                                     ==========         ==========

    Weighted average shares outstanding                               9,014,993         $8,894,180
    Less: Non-vested stock incentive plan shares                        (39,278)           (30,181)
                                                                     ----------         ----------
          Basic weighted average shares outstanding                   8,975,715          8,863,999
                                                                     ==========         ==========
     Basic earnings per share                                        $     0.34         $     0.34
                                                                     ==========         ==========




Diluted earnings per share:
     Net income available to common shareholders                     $3,105,000         $3,032,000
                                                                     ==========         ==========

     Basic weighted average shares outstanding                        8,975,715          8,863,999
     Add: Dilutive effect of stock options                               37,144             58,086
     Add: Dilutive effect of non-vested stock incentive
         plan shares                                                      9,001             11,530
                                                                     ----------         ----------
        Diluted average shares outstanding                            9,021,860          8,933,615
                                                                     ==========         ==========
     Diluted earnings per share                                      $     0.34         $     0.34
                                                                     ==========         ==========

NOTE 5 - STOCK REPURCHASE PROGRAM

Shoreline's Board of Directors, at its February 1999 meeting, authorized the purchase of up to 500,000 shares of the Corporation's common stock. It is anticipated that these shares will be purchased by the Corporation in a systematic program of open market and privately negotiated purchases, and that they will be reserved for later reissue in connection with possible future stock dividends, employee benefit plans, the company's dividend reinvestment plan, and other general corporate purchases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected Shoreline's financial condition and results of operations during the periods specified in the condensed consolidated financial statements included earlier in this filing.

RESULTS OF OPERATIONS

Shoreline's net income was $3.1 million for the first quarter of 1999, up 2.4% compared with $3.0 million for the same period in 1998. Diluted earnings per share for both quarters were $.34.

Total assets were $951 million at March 31, 1999 and $955 million at December 31, 1998. Return on average assets was 1.32% for the first quarter of 1999 and 1.40% for the same period in 1998. Return on equity, for the same comparable periods, was 14.50% and 15.73%, respectively.

Shoreline's net interest income on a fully taxable equivalent basis was $9.1 million, a 6.4% increase over the $8.5 million recorded for the same quarter of 1998 as the mix within earning assets and deposits was modified for improved profitability. The net interest margin, annualized, was 4.09% for the 1999 period and 4.16% for the 1998 period. The main reason for the net interest margin decline was the lower interest rate environment, which caused both the yields on earning assets and the rates paid on interest bearing liabilities to decline.

Asset quality improvement, as indicated by the decrease experienced in the non-performing assets to loans ratio (.27% versus .43% a year ago), combined with slower than anticipated loan growth allowed management to decrease the provision for loan losses to $120,000 from the $150,000 reported for March 31, 1998.

Non-interest income, excluding securities transactions, increased 3.5% over the year ago quarter as trust income and service charges on deposit accounts were up $85,000 and $64,000, respectively. Included in 1998's operating income was a $138,000 gain on the sale of other assets. If this nonrecurring event were excluded, other income would have increased 12.1%.

Securities gains, net, for the first quarter of 1999 were $246,000 compared with gains of only $3,000 for the same period a year ago.

Non-interest expense was up 12.2%, as anticipated, for the quarter to quarter comparison mainly as a result of ongoing investments in technology and product enhancements to better serve Shoreline's customers. Salary and benefits were up $464,000 due to normal merit increases and the additional staff added to support new and expanded product lines. Occupancy costs, including furniture and equipment, remained basically unchanged from last year's levels while total other expense increased as a result of higher advertising, telephone and goodwill amortization expenses.

BALANCE SHEET CHANGES

Total interest earning assets at March 31, 1999 were down from year end as interest bearing deposits and federal funds sold decreased a combined $6.8 million. Loans, however, increased $750,000 overall.

Total deposits were down $9.2 million primarily from decreases in demand and time deposits. Savings deposits, however, were up from year-end 1998.

Borrowings increased $6.0 million in order to help fund loan growth and to allow for investment in various opportunities such as a $5.1 million portfolio of mortgage loans purchased at the end of February.

LIQUIDITY AND CAPITAL RESOURCES

The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customers' loan demand and deposit withdrawals. Shoreline's liquidity sources consist of securities available for sale, maturing loans and short term investments. Shoreline's liquidity is also supported by is core deposits base.

At March 31, 1999, shareholders' equity was $86.0 million compared with the $87.2 million recorded on December 31, 1998. The reasons for the decrease in shareholders' equity were the repurchase of 89,297 shares of common stock at an average price of $25.82, the quarterly dividend paid to all common shareholders on March 15, 1999 and a $797,000 decrease in the unrealized gain on securities available for sale. See the notes to the financial statements earlier in this document for additional information regarding the shares authorized for repurchase.

The table below represents Shoreline's consolidated regulatory capital position as of March 31, 1999.

                         Regulatory
                          Minimum          Well-Capitalized         March 31, 1999
Risk based:
Tier 1 capital             4.00%                6.00%                    12.13%
Total capital              8.00%               10.00%                    13.37%
Tier 1 leverage            4.00%                5.00%                     7.50%

YEAR 2000 READINESS DISCLOSURE

SHORELINE'S STATE OF READINESS - Shoreline does not develop or write its own software systems. It utilizes off-the-shelf systems developed by third-party vendors. In addition, it relies on third-party vendors for various hardware and other services in executing daily operations. A total inventory of all third-party systems and services has been prepared. Using this inventory, Shoreline has asked for and received responses from all third-party software, hardware and service providers as to their Year 2000 readiness and an assessment of those responses has been completed. In the majority of cases, Shoreline's vendors have indicated their systems or services to be Year 2000 compliant. Shoreline has successfully completed comprehensive testing on its mainframe software and hardware systems and believes that the favorable responses received from the third-party providers were appropriate. In addition, Shoreline has successfully completed testing of the majority of the other systems management considers critical to its Year 2000 state of readiness. It is anticipated that testing of these systems will be completed during the second quarter of 1999.

COSTS - Shoreline incurred expenses throughout 1998 related to this project
and continues to incur expenses in 1999.   Based on available information,
these expenses are not expected to have a materially adverse impact on operating results, financial condition, or liquidity. Significant portions of these expenses are represented by existing staffs that have been redeployed to this project. Estimates of incremental costs for remediation over the remaining period of this project are $250,000.

RISKS - Shoreline believes its management has taken, and will continue to take, all prudent actions needed to address Year 2000 issues. In addition, it is acting to comply with directives provided by its regulators with respect to the Year 2000 and has received on-site examinations from its regulators to determine its readiness. While management anticipates successful implementation of its Year 2000 Readiness Plan and believes its current estimates of cost reasonable, it cannot guarantee actual results will not materially differ from those anticipated, as it cannot assure that all third parties upon which Shoreline relies will not have business interruptions due to Year 2000 issues.

CONTINGENCY PLANS - Management is in the process of incorporating contingency plans specific and unique to Year 2000 issues into its overall disaster recovery plan. It is anticipated that this comprehensive contingency plan will be completed by the end of the second quarter of 1999.

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

The Year 2000 statements contained in this report and in other reports filed with the Securities and Exchange Commission by Shoreline are "Year 2000 Readiness Disclosures" under the Year 2000 Information and Readiness Disclosure Act.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained in Shoreline's Form 10-K Annual Report for its fiscal year ended December 31, 1998, is incorporated herein by reference

Shoreline faces market risk to the extent that both earnings and the values of its financial instruments are affected by changes in interest rates. Shoreline manages this risk with static GAP analysis and simulation modeling. Throughout the first three months of 1999, the results of these measurement techniques were within Shoreline's policy guidelines.
Shoreline does not believe that there has been a material change in the nature of Shoreline's primary market risk exposures, including the categories of market risk to which Shoreline is exposed and the particular markets that present the primary risk of loss to Shoreline. As of the date of this Form 10-Q Quarterly Report, Shoreline does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

The methods used by Shoreline to manage its primary market risk exposures, as described in the sections of its annual report incorporated herein by reference in response to this item have not changed materially during the current year. As of the date of this Form 10-Q Quarterly Report, Shoreline does not expect to change its methods used to manage its market risk exposures in the near term. However, Shoreline may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

Shoreline's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors which are outside of Shoreline's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned "Forward-Looking Statements" at the beginning of this document for a discussion of the limitations on Shoreline's responsibility for such statements.

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

 3.2 Bylaws. Previously filed as Exhibit 3(b) to Shoreline's Form S-1 Registration Statement filed March 23, 1990. Herein incorporated by reference.

 11 Statement Regarding Computation of Earnings per Common Share. The computation of earnings per share is fully described in Note 4 of the Notes to the Condensed Consolidated Financial
          Statements.

 27       Financial Data Schedule for the Three Months Ended March 31,
          1999.

          (b)  REPORTS ON FORM 8-K.  None

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SHORELINE FINANCIAL CORPORATION
                         (Registrant)


Date   May 7,1999        /S/ DAN L. SMITH
                         Dan L. Smith
                         Chairman, President and Chief Executive Officer


Date   May 7, 1999       /S/ WAYNE R. KOEBEL
                         Wayne R. Koebel
                         Executive Vice President, Chief Financial Officer
                         and Treasurer (Principal Financial and Accounting
                         Officer)

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

 3.2 Bylaws. Previously filed as Exhibit 3(b) to Shoreline's Form S-1 Registration Statement filed March 23, 1990. Herein incorporated by reference.

 11 Statement Regarding Computation of Earnings per Common Share. The computation of earnings per share is fully described in Note 4 of the Notes to the Condensed Consolidated Financial
          Statements.

 27       Financial Data Schedule for the Three Months Ended March 31,
          1999.