Form 10-Q
period 1999-06-30
SHORELINE FINANCIAL CORP
filed 1999-08-16
CIK 822697

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Yes X	No ________

As of July 31, 1999 there were 11,106,955 issued and outstanding shares of the
Registrant's Common Stock.

SHORELINE FINANCIAL CORPORATION
FORM 10-Q
INDEX

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets,
	June 30, 1999 and December 31, 1998	3

	Condensed Consolidated Statements of Income,
	Three Months and Six Months Ended June 30, 1999 and 1998	4

	Consolidated Statements of Comprehensive Income,
	Three Months and Six Months Ended June 30, 1999 and 1998	5

	Condensed Consolidated Statements of Cash Flows,
	Six Months Ended June 30, 1999 and 1998	6

	Notes to Condensed Consolidated Financial Statements	7-8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	9-12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES		14

Forward-Looking Statements

This Form 10-Q Quarterly Report and the documents incorporated in this report by reference contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about Shoreline Financial Corporation (Shoreline) itself. Words such as "anticipates," "believes," "estimates," "expects," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. Year 2000 related remediation, cost and risk assessments are necessarily statements of belief as to the outcome of future events, based in part on information provided by vendors and others that Shoreline has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied, or forecasted in such forward-looking statements.

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

PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

SHORELINE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	1999	1998

ASSETS
Cash and due from banks	$ 30,727,507	$ 35,813,823
Interest earning deposits	25,000,000	20,300,564
Federal funds sold	6,025,000	15,775,000
Total cash and cash equivalents	61,752,507	71,889,387
Securities held to maturity (fair values of
$20,363,000 and $26,180,000 on June 30,
1999 and December 31, 1998, respectively)	19,788,520	25,166,431
Securities available for sale (carried at fair value)	198,034,078	190,735,213
Total loans	649,947,273	635,159,424
Less allowance for loan losses	7,879,572	7,882,967
Net loans	642,067,701	627,276,457
Premises and equipment, net	13,451,988	13,728,130
Intangible assets, net	14,377,464	14,928,455
Other assets	13,666,998	11,540,291
Total Assets	$ 963,139,256	$ 955,264,364

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities
Deposits	$ 778,850,290	$ 795,841,837
Securities sold under agreements to repurchase	18,380,239	18,191,030
FHLB advances	74,385,743	49,478,214
Other liabilities	7,368,781	4,542,157
Total liabilities	878,985,053	868,053,238
Shareholders' Equity
Common stock: 15,000,000 shares authorized;
11,169,785 and 11,320,961 shares issued
and outstanding at June 30, 1999 and December 31,
1998, respectively	-	-
Additional paid-in capital	66,596,362	69,759,199
Stock incentive plan (unearned shares)	(826,049)	(903,119)
Unrealized gain (loss) on securities available for sale	(1,381,144)	1,717,608
Retained earnings	19,765,034	16,637,438
Total Shareholders' Equity	84,154,203	87,211,126
Total Liabilities & Shareholders' Equity	$ 963,139,256	$ 955,264,364

See accompanying notes to condensed consolidated financial statements.

SHORELINE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	1999	1998	1999	1998

Interest income
Loans, including fees	$ 13,427,659	$ 13,515,587	$ 26,569,876	$ 26,975,363
Securities	3,486,788	2,797,151	6,851,761	5,629,820
Money market investments	337,148	579,364	684,134	962,912
Total interest income	17,251,595	16,892,102	34,105,771	33,568,095

Interest Expense
Deposits	6,982,276	7,572,439	14,204,705	15,182,079
Repurchase agreements	167,854	157,334	329,274	259,799
Other borrowed funds	909,241	786,515	1,637,168	1,538,512
Total interest expense	8,059,371	8,516,288	16,171,147	16,980,390

Net interest income	9,192,224	8,375,814	17,934,624	16,587,705
Provision for loan losses	120,000	150,000	240,000	300,000
Net interest income after provision
for loan losses	9,072,224	8,225,814	17,694,624	16,287,705
Non-interest income
Trust fees	569,470	512,284	1,137,081	994,431
Gain on sales and calls of securities	11,789	0	258,278	3,237
Gain on sales of mortgages	156,172	362,441	518,336	734,427
Other	1,323,858	1,052,913	2,266,627	2,007,267
Total interest income	2,061,289	1,927,638	4,180,322	3,739,362
Non-interest expense
Personnel	3,295,602	2,980,086	6,726,056	5,946,137
Occupancy	416,153	410,375	840,800	828,677
Equipment	580,177	522,466	1,138,956	1,068,675
Other	2,032,813	1,847,056	3,832,709	3,453,211
Total interest expense	6,324,745	5,759,983	12,538,521	11,296,700
Income before income taxes	4,808,768	4,393,469	9,336,425	8,730,367
Federal income tax expense	1,545,740	1,378,000	2,968,064	2,682,450
Net income	$ 3,263,028	$ 3,015,469	$ 6,368,361	$ 6,047,917

Per share information:
Basic	$ 0.29	$ 0.27	$ 0.57	$ 0.54
Diluted	$ 0.29	$ 0.27	$ 0.57	$ 0.54
Dividends paid	$ 0.14	$ 0.13	$ 0.28	$ 0.26

See accompanying notes to condensed consolidated financial statements.

SHORELINE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	1999	1998	1999	1998

Net income	$ 3,263,028	$ 3,015,469	$ 6,368,361	$ 6,047,917
Other comprehensive income:
Unrealized gains/losses on securities arising
during the period	(3,499,879)	(188,985)	(5,667,350)	(61,530)
Reclassification adjustment for accumulated
gains/losses included in net income	11,749		972,271	-
Less: Tax effect	(1,185,964)	(64,255)	(1,596,327)	(20,920)
Other comprehensive income	(2,302,166)	(124,730)	(3,098,752)	(40,610)
Comprehensive income	$ 960,862	$ 2,890,739	$ 3,269,609	$ 6,007,307

See accompanying notes to condensed consolidated financial statements.

SHORELINE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	1999	1998

Net cash from operating activities	$ 11,874,502	$ 8,048,749

Cash flows from investing activities:
Net (increase)/decrease in loans	(15,031,244)	3,389,202
Securities available for sale:
Purchase	(43,387,597)	(37,170,623)
Proceeds from sales	5,945,280	-
Proceeds from maturities, calls and principal reductions	20,077,230	16,723,771
Securities held to maturity:
Purchase	-	(4,954,285)
Proceeds from maturities, calls and principal reductions	9,405,498	10,521,473
Premises and equipment expenditures	(532,929)	(816,906)
Net cash used in investing activities	(23,523,762)	(12,307,368)

Cash flows from financing activities:
Net increase (decrease) in deposits	(16,991,547)	13,739,167
Net increase in short-term borrowings		8,010,255
Proceeds from FHLB advances	33,000,000	20,000,000
Repayment of FHLB advances	(8,092,471)	(14,590,473)
Dividends paid	(3,227,264)	(2,854,066)
Proceeds from shares issued	660,350	706,140
Payments to retire common stock	(3,836,688)	(69,863)
Net cash from financing activities	1,512,380	24,941,160

Net change in cash and cash equivalents	(10,136,880)	20,682,541
Cash and cash equivalents at beginning of year	71,889,387	44,981,440
Cash and cash equivalents at March 31	$ 61,752,507	$ 65,663,981

Cash paid during the year for:
Interest	$ 16,548,183	$ 17,113,328
Income Taxes	$ 1,650,000	$ 2,650,000

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

Note 2 - Non-Performing Assets

	June 30,
(in thousands)	1999	1998

Non-accrual loans	$ 1,094,000	$ 574,000
Restructured loans	-	-
Other real estate owned	193,000	439,000
Total non-performing loans	$ 1,287,000	$ 1,013,000

Note 3 - Allowance for Loan Losses

	June 30,
(in thousands)	1999	1998

Beginning balance	$ 7,883,000	$ 7,588,000
Provision charged against income	240,000	300,000
Recoveries	142,000	170,000
Loans charged off	(385,000)	(379,000)
Balance, end of period	$ 7,880,000	$ 7,679,000

At June 30, 1999, total loans considered impaired were $2,932,000 with an average for the quarter of approximately $3,101,000. At June 30, 1998, total loans considered impaired were

$521,000 with an average for the quarter of approximately $480,000. The allowance for impaired loans was $1,466,000 and $260,000 at June 30, 1999 and 1998, respectively.

Note 4 - Common Stock and Earnings Per Share

Basic earnings per share were computed based on the average common shares outstanding for the periods presented. The calculation for diluted earnings per share further assumes the issuance of potentially dilutive common shares.

	1999	1998
Basic Average Shares Outstanding:
Three months ended June 30	11,127,859	11,120,524
Six months ended June 30	11,174,582	11,102,205
Diluted Average Shares Outstanding:
Three months ended June 30	11,184,833	11,199,809
Six months ended June 30	11,230,433	11,181,490

At the May Board of Directors meeting, the Directors approved a 5-for-4 stock split, payable July 2, 1999, to shareholders of record June 18, 1999. All per share information contained in this report has been restated to reflect the stock split.

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

Results of Operations

Second quarter net income was $3.3 million, up 8.2% from the $3.0 million earned during the same quarter last year. Diluted earnings per share were $.29 compared with $.27. For the first half of 1999, net income was $6.4 million, or $.57 per diluted share, an increase from the $6.0 million, or $.54 per diluted share, reported for 1998.

The return on average assets ratio for the second quarter of 1999 was 1.36%, level with last year's second quarter ratio. For the first half of 1999 this ratio was 1.34% compared with 1.38% for the same period of 1998. The corporation's return on equity ratio for the second quarters of 1999 and 1998 were 15.25% and 15.08%, respectively, and for the six month periods of 1999 and 1998 were 14.85% and 15.41%.

Shoreline's net interest income on a fully taxable equivalent basis was $9.5 million, a 10.9% increase over the $8.6 million recorded for the second quarter of 1998 as the mix within earning assets and deposits was modified for improved profitability. The net interest margin, annualized, was 4.20% for the second quarter of 1999 and 4.15% for the same quarter of 1998. Year to date, net interest income on a fully taxable equivalent basis was up 9.6% to $18.5 million and the net interest margin was 4.15%, level with last year's margin.

Asset quality remained strong with the non-performing assets to loans ratio unchanged from last year at .27% and net charge-offs to average loans at .08% for year-to-date 1999, annualized, versus .07% a year ago.

Non-interest income for the second quarter of 1999, excluding securities transactions, increased 6.3% over the year ago quarter as service charges on deposit accounts and trust income were up $148,000 and $57,000, respectively. Also included in second quarter's non-interest income was a $198,000 gain on the sale of Shoreline's credit card portfolio. Year-to-date, non-interest income, excluding securities transactions, increased 5.0%. Negatively affecting both the quarter and year-to-date comparisons was the decline in mortgage originations this year versus last. Year-to-date, gains on the sale of mortgages were $518,000 down from the $734,000 reported for the same period a year ago.

Securities gains, net, for 1999 were $258,000 compared with gains of $3,000 for the same period a year ago.

While non-interest expense was up 9.7% for the quarter to quarter comparison as a result of higher personnel and technology costs, net income per employee continued to improve, indicating that the money spent has improved productivity and is generating income. Year to date, non-interest expense was up 11.0% with salary and benefits up 13.1% due to normal merit increases, the additional staff added to support new and expanded product lines and the staff added from the acquisition of the State Bank of Coloma in July of 1998. Occupancy costs, including furniture and equipment, remained basically unchanged from last year's levels while total other expense increased as a result of higher advertising expense, other losses and recoveries, and goodwill amortization expenses.

Balance Sheet Changes

Total interest earning assets at June 30, 1999 were up from year end as interest bearing deposits, securities available for sale and loans increased a combined $26.8 million. The increase in loans occurred primarily in the commercial loan portfolio, which increased $19.4 million from year end. Partially offsetting this increase was an $11.2 million decline in mortgage loans.

Total deposits were down $17.0 million from year end as time deposits continued to decline. Partially offsetting the decrease in time deposits was a $6.6 million increase in Capital Club deposits.

Over the same time period, Federal Home Loan Borrowings increased $24.9 million. The increase was made to enhance the corporation's Year 2000 liquidity position as well as to fund loan growth.

Liquidity and Capital Resources

The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customers' loan demand and deposit withdrawals. Shoreline's liquidity sources consist of securities available for sale, maturing loans and short term investments. Shoreline's liquidity is also supported by its core deposits base.

At June 30, 1999, shareholders' equity was $84.2 million compared with the $87.2 million recorded on December 31, 1998. The decline in shareholders' equity was the result of the repurchase of 187,864 post-split shares of common stock at an average price of $20.51, the quarterly dividends paid to common shareholders and a $3.1 million decrease in the unrealized gain on securities available for sale. See the notes to the financial statements presented earlier in this document for additional information regarding the shares authorized for repurchase.

The table below represents Shoreline's consolidated regulatory capital position as of June 30, 1999.

	Regulatory Minimum	Well-Capitalized	June 30, 1999
Risk based:
Tier 1 capital	4.00%	6.00%	11.89%
Total capital	8.00%	10.00%	13.12%
Tier 1 leverage	4.00%	5.00%	7.48%

Year 2000 Readiness Disclosure

Shoreline's State of Readiness - Shoreline does not develop or write its own software systems. It utilizes off-the-shelf systems developed by third-party vendors. In addition, it relies on third-party vendors for various hardware and other services in executing daily operations. A total inventory of all third-party systems and services has been prepared. Using this inventory, Shoreline has asked for and received responses from all third-party software, hardware and service providers as to their Year 2000 readiness and an assessment of those responses has been completed. In the majority of cases, Shoreline's vendors have indicated their systems or services to be Year 2000 compliant. Shoreline has successfully completed comprehensive testing on its mainframe software and hardware systems and believes that the favorable responses received from the third-party providers were appropriate. In addition, Shoreline has successfully completed testing of the majority of the other systems management considers critical to its Year 2000 state of readiness. Testing of these systems was completed during the second quarter of 1999.

Costs - Shoreline incurred expenses throughout 1998 related to this project and continues to incur expenses in 1999. Based on available information, these expenses are not expected to have a materially adverse impact on operating results, financial condition, or liquidity. Significant portions of these expenses are represented by existing staffs that have been redeployed to this project. Estimates of incremental costs for remediation over the remaining period of this project are $150,000.

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

Contingency Plans - Management is in the process of incorporating contingency plans specific and unique to Year 2000 issues into its overall disaster recovery plan. This comprehensive contingency plan was completed during the second quarter of 1999 and will be tested during the third quarter of 1999.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in Shoreline's Form 10-K Annual Report for its fiscal year ended December 31, 1998, is incorporated herein by reference

Shoreline faces market risk to the extent that both earnings and the values of its financial instruments are affected by changes in interest rates. Shoreline manages this risk with static GAP analysis and simulation modeling. Throughout the first six months of 1999, the results of these measurement techniques were within Shoreline's policy guidelines. Shoreline does not believe that there has been a material change in the nature of Shoreline's primary market risk exposures, including the categories of market risk to which Shoreline is exposed and the particular markets that present the primary risk of loss to Shoreline. As of the date of this Form 10-Q Quarterly Report, Shoreline does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to Shoreline's Quarterly Report on Form 10-Q for the period ended June 30, 1998. Herein incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3(b) to Shoreline's Form S-1 Registration Statement filed March 23, 1990. Herein incorporated by reference.

11	Statement Regarding Computation of Earnings per Common Share. The computation of earnings per share is described in Note 4 of the Notes to the Condensed Consolidated Financial Statements.

27	Financial Data Schedule for the Six Months Ended June 30, 1999.

(b)	Reports on Form 8-K. None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORELINE FINANCIAL CORPORATION
(Registrant)

Date August 12, 1999	/s/ Dan L. Smith
Dan L. Smith
Chairman and Chief Executive Officer

Date August 12, 1999	/s/ Wayne R. Koebel
Wayne R. Koebel
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting
Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to Shoreline's Quarterly Report on Form 10-Q for the period ended June 30, 1998. Herein incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3(b) to Shoreline's Form S-1 Registration Statement filed March 23, 1990. Herein incorporated by reference.

11	Statement Regarding Computation of Earnings per Common Share. The computation of earnings per share is described in Note 4 of the Notes to the Condensed Consolidated Financial Statements.

27	Financial Data Schedule for the Six Months Ended June 30, 1999.