Form 10-Q
period 1999-09-30
SHORELINE FINANCIAL CORP
filed 1999-11-15
CIK 822697

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Yes     X              No ______

As of October 31, 1999 there were 11,001,004 issued and outstanding shares of the Registrant's Common Stock.

SHORELINE FINANCIAL CORPORATION
FORM 10-Q
INDEX

Page
Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets, September 30, 1999 and December 31, 1998	4

Condensed Consolidated Statements of Income, Three Months and Nine Months Ended September 30, 1999 and 1998	5

Consolidated Statements of Comprehensive Income, Three Months and Nine Months Ended September 30, 1999 and 1998	6

Condensed Consolidated Statements of Cash Flows, Nine Months Ended September 30, 1999 and 1998	7

Notes to Condensed Consolidated Financial Statements	8-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10-13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	14

SIGNATURES	15

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SHORELINE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	1999	1998

ASSETS
Cash and due from banks	$ 30,787,000	$ 35,814,000
Interest earning deposits	18,000,000	20,301,000
Federal funds sold	15,675,000	15,775,000
Total cash and cash equivalents	64,462,000	71,890,000
Securities held to maturity (fair values of
$18,854,000 and $26,180,000 on September 30,
1999 and December 31, 1998, respectively)	18,416,000	25,166,000
Securities available for sale (carried at fair value)	206,770,000	190,736,000
Total loans	679,631,000	635,159,000
Less allowance for loan losses	7,893,000	7,883,000
Net loans	671,738,000	627,276,000
Premises and equipment, net	14,759,000	13,728,000
Intangible assets, net	14,594,000	14,928,000
Other assets	13,409,000	11,540,000
Total Assets	$1,004,148,000	$955,264,000

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities
Deposits	$ 805,041,000	$795,842,000
Securities sold under agreements to repurchase	20,722,000	18,191,000
FHLB advances	91,073,000	49,478,000
Other liabilities	7,174,000	4,542,000
Total Liabilities	924,010,000	868,053,000
Shareholders' Equity
Common stock: 15,000,000 shares authorized;
11,011,432 and 11,320,961 shares issued
and outstanding at September 30, 1999 and December 31,
1998, respectively	-	-
Additional paid-in capital	62,109,000	69,759,000
Stock incentive plan (unearned shares)	(775,000)	(903,000)
Unrealized gain on securities available for sale	(2,523,000)	1,718,000
Retained earnings	21,327,000	16,637,000
Total Shareholders' Equity	80,138,000	87,211,000
Total Liabilities & Shareholders' Equity	$1,004,148,000	$955,264,000

See accompanying notes to condensed consolidated financial statements.

SHORELINE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	1999	1998	1999	1998
Interest income
Loans, including fees	$ 13,835,553	$ 13,496,716	$ 40,405,429	$ 40,472,079
Securities	3,594,913	3,087,835	10,446,674	8,717,655
Money market investments	355,458	685,078	1,039,592	1,647,990
Total interest income	17,785,924	17,269,629	51,891,695	50,837,724

Interest Expense
Deposits	7,143,278	7,673,698	21,347,983	22,855,777
Other	1,317,506	987,867	3,283,948	2,786,178
Total interest expense	8,460,784	8,661,565	24,631,931	25,641,955

Net interest income	9,325,140	8,608,064	27,259,764	25,195,769
Provision for loan losses	120,000	150,000	360,000	450,000
Net interest income after provision for loan losses	9,205,140	8,458,064	26,899,764	24,745,769
Non-interest income
Trust fees	597,817	505,433	1,734,898	1,499,864
Gain on sales and calls of securities	46,909	-	305,187	3,237
Gain on sales of mortgages	119,783	335,631	638,119	1,070,058
Other	1,208,323	980,211	3,474,950	2,987,478
Total non-interest income	1,972,832	1,821,275	6,153,154	5,560,637
Non-interest expense
Personnel	3,383,216	3,173,507	10,109,272	9,119,644
Occupancy	443,483	394,765	1,284,283	1,223,442
Equipment	592,132	525,044	1,731,088	1,593,719
Other	2,016,687	1,782,860	5,849,396	5,236,071
Total non-interest expense	6,435,518	5,876,176	18,974,039	17,172,876
Income before income taxes	4,742,454	4,403,163	14,078,879	13,133,530
Federal income tax expense	1,513,561	1,393,500	4,481,625	4,075,950
Net income	$3,228,893	$3,009,663	$9,597,254	$9,057,580

Per share information:
Basic earnings per share	$ 0.29	$ 0.26	$ 0.86	$ 0.81
Diluted earnings per share	$ 0.29	$ 0.26	$ 0.86	$ 0.81
Dividends paid	$ 0.15	$ 0.14	$ 0.43	$ 0.39

See accompanying notes to condensed consolidated financial statements.

SHORELINE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	1999	1998	1999	1998

Net income	$ 3,229,000	$ 3,010,000	$ 9,597,000	$ 9,058,000
Other comprehensive income:
Unrealized gains/losses on securities arising
during the period	(1,608,000)	877,000	(7,275,000)	815,000
Reclassification adjustment for accumulated
gains/losses included in net income	46,000	0	1,019,000	0
Less: Tax effect	(531,000)	298,000	(2,127,000)	277,000
Other comprehensive income	(1,031,000)	579,000	(4,129,000)	538,000
Comprehensive income	$ 2,198,000	$ 3,589,000	$ 5,468,000	$ 9,596,000

See accompanying notes to condensed consolidated financial statements.

SHORELINE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	1999	1998

Net cash from operating activities	$ 15,112,000	$ 10,209,000

Cash flows from investing activities:
Net (increase)/decrease in loans	(44,820,000)	(2,504,000)
Securities available for sale:
Purchase	(60,385,000)	(77,343,000)
Proceeds from sales	15,945,000	-
Proceeds from maturities, calls and principal reductions	28,604,000	33,984,000
Securities held to maturity:
Purchase	-	(4,954,000)
Proceeds from maturities, calls and principal reductions	9,655,000	13,540,000
Premises and equipment expenditures	(2,151,000)	(1,065,000)
Net cash (paid)/received in acquisitions	(435,000)	7,389,000
Net cash used in investing activities	(53,587,000)	(30,953,000)

Cash flows from financing activities:
Net increase (decrease) in deposits	(524,000)	35,069,000
Net increase in short-term borrowings	2,531,000	8,049,000
Proceeds from FHLB advances	45,000,000	25,000,000
Repayment of FHLB advances	(3,406,000)	(20,431,000)
Dividends paid	(4,884,000)	(4,417,000)
Proceeds from shares issued	1,022,000	1,078,000
Payments to retire common stock	(8,691,000)	(70,000)
Net cash from financing activities	31,048,000	44,278,000

Net change in cash and cash equivalents	(7,427,000)	23,534,000
Cash and cash equivalents at beginning of year	71,889,000	44,981,440
Cash and cash equivalents at September 30	$ 64,462,000	$ 68,515,440

Cash paid during the year for
Interest	$ 24,938,000	$ 25,618,000
Income Taxes	$ 2,050,000	$ 4,035,000

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

Note 2 - Non-Performing Assets

	September 30,
(in thousands)	1999	1998

Non-accrual loans	$1,296,000	$910,000
Restructured loans	--	--
Other real estate owned	157,000	418,000
Total non-performing loans	$1,453,000	$1,328,000

Note 3 - Allowance for Loan Losses

	September 30,
(in thousands)	1999	1998

Beginning balance	$7,883,000	$ 7,588,000
Provision charged against income	360,000	450,000
Recoveries	194,000	233,000
Loans charged off	(544,000)	(558,000)
Balance, end of period	$7,893,000	$7,713,000

At September 30, 1999, total loans considered impaired were $1,824,000 with an average for the quarter of approximately $2,378,000. At September 30, 1998, total loans considered impaired were $1,823,000 with an average for the quarter of approximately $1,985,000. The allowance for impaired loans was $912,000 and $993,000 at September 30, 1999 and 1998, respectively.

Note 4 - Common Stock and Earnings Per Share

Basic earnings per share were computed based on the average common shares outstanding for the periods presented. The calculation for diluted earnings per share further assumes the issuance of potentially dilutive common shares.

	1999	1998
Basic Average Shares Outstanding:
Three months ended September 30	11,028,759	11,361,076
Nine months ended September 30	11,128,067	11,193,454
Diluted Average Shares Outstanding:
Three months ended September 30	11,083,676	11,428,528
Nine months ended September 30	11,182,984	11,260,906

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

Note 6 - Branch Acquisition

On September 24, 1999, the acquisition of the Sister Lakes branch was completed. This transaction was accounted for as a purchase and added approximately $9.7 million to period end total deposits.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected Shoreline's financial condition and results of operations during the periods specified in the condensed consolidated financial statements included earlier in this filing.

Results of Operations

Third quarter net income was $3.2 million, up 7.3% from the $3.0 million earned during the same quarter last year. Diluted earnings per share were $.29 compared with $.26. For the first nine months of 1999, net income was $9.6 million, or $.86 per diluted share, an increase from the $9.1 million, or $.81 per diluted share, reported for 1998.

The return on average assets ratio for the third quarters of 1999 and 1998 were 1.30% and 1.31%, respectively. For year to date 1999 this ratio was 1.33% compared with 1.35% for the same period of 1998.

Shoreline's return on equity ratio for the third quarter of 1999 was 15.48%, up substantially from the 14.08% reported for the third quarter of 1998. The increase in this ratio was due primarily to higher earnings retention and the Company's stock repurchase program initiated last October. Additional information on the Company's stock repurchase program is included in the Notes to the Condensed Consolidated Financial Statements presented earlier in this report. Also affecting the comparison was the acquisition of The State Bank of Coloma on July 31, 1998 as 242,299 shares of Shoreline common stock, with a market value of $7 million, were issued in the transaction. The return on equity ratios for the first nine months of 1999 and 1998, annualized, were 15.06% and 14.95%.

Shoreline's net interest income on a fully taxable equivalent basis was $9.6 million, a 7.9% increase over the $8.9 million recorded for the third quarter of 1998 as the mix within earning assets and deposits was modified for improved profitability. Year to date, net interest income on a fully taxable equivalent basis was up 9.0% to $28.1 million. The net interest margin for both the quarterly and year to date periods remained stable despite the changing interest rate environment encountered over the last year. For the third quarters of 1999 and 1998, the net interest margin was 4.15% and 4.13%, respectively. On a year to date basis, the net interest margin was 4.15% for 1999 and 4.14% for the same period of 1998.

Asset quality remained strong with the non-performing assets to loans ratio improving to .27% from .28% a year ago. The net charge-offs to average loans ratio also improved. For year to date 1999, the net charge-offs to average loans ratio was .07% compared with .08% for the same period of 1998.

Non-interest income for the third quarter of 1999, excluding securities transactions, increased 5.8% over the year ago quarter as service charges on deposit accounts and trust income were up 18.3% and 24.4%, respectively. Year-to-date, non-interest income, excluding securities transactions, increased 5.2%. Negatively affecting both the quarter and year-to-date comparisons was the decline in mortgage originations this year versus last year. Year-to-date, gains on the sale of mortgages were $638,000 down from the $1.1 million reported for the same period a year ago.

Securities gains, net, for 1999 were $305,000 compared with gains of $3,000 for the same period a year ago.

While non-interest expense was up 9.5% for the quarter to quarter comparison as a result of higher personnel and technology costs, net income per employee continued to improve, indicating that the money spent improved productivity and generated income. Year to date, non-interest expense was up 10.5% with salary and benefits expense up 10.9% due to normal merit increases and the additional staff added to support new and expanded product lines. Additional costs were also incurred during the year for testing and validating all of Shoreline's systems for the Year 2000.

Balance Sheet Changes

Total earning assets at September 30, 1999 were up 5.8% from year-end as loans increased $44.5 million or 7.0%. The increase in loans occurred primarily in the commercial loan portfolio, which increased 12.4% from year-end; however, consumer loans were also up 8.3% over the same time period.

Total deposits were up $9.2 million from year-end primarily as a result of the acquisition of the Sister Lakes branch on September 24, 1999. This transaction was accounted for as a purchase and added approximately $9.7 million to period end deposits.

Over the same time period, Federal Home Loan Borrowings increased $41.6 million. The increase was made to fund the company's loan growth and to enhance the Corporation's Year 2000 liquidity position.

Liquidity and Capital Resources

The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customers' loan demand and deposit withdrawals. Shoreline's liquidity sources consist of securities available for sale, maturing loans and short term investments. Shoreline's liquidity is also supported by its core deposits base.

At September 30, 1999, shareholders' equity was $80.2 million compared with the $87.2 million recorded on December 31, 1998. The decline in shareholders' equity was the result of the repurchase of 351,521 shares of common stock at an average price of $22.28, the quarterly dividends paid to common shareholders and a $4.2 million decrease in the unrealized gain on securities available for sale. See the Notes to the Condensed Consolidated Financial Statements presented earlier in this document for additional information regarding the shares authorized for repurchase.

The table below represents Shoreline's consolidated regulatory capital position as of September 30, 1999.

	Regulatory
	Minimum	Well-Capitalized	September 30, 1999

Risk based:
Tier 1 capital	4.00%	6.00%	10.81%
Total capital	8.00%	10.00%	12.06%
Tier 1 leverage	4.00%	5.00%	6.98%

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

Costs - Shoreline incurred expenses throughout 1998 related to this project and continues to incur expenses in 1999. Based on available information, these expenses are not expected to have a materially adverse impact on operating results, financial condition, or liquidity. Significant portions of these expenses are represented by existing staff that have been redeployed to this project. The estimated incremental cost for remediation over the remaining period of this project is $75,000.

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

Contingency Plans - Management has incorporated contingency plans specific and unique to Year 2000 issues into its overall disaster recovery plan. This comprehensive contingency plan was completed during the second quarter of 1999 and was tested during the third quarter of 1999.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in Shoreline's Form 10-K Annual Report for its fiscal year ended December 31, 1998, is incorporated herein by reference

Shoreline faces market risk to the extent that both earnings and the values of its financial instruments are affected by changes in interest rates. Shoreline manages this risk with static GAP analysis and simulation modeling. Throughout the first nine months of 1999, the results of these measurement techniques were within Shoreline's policy guidelines. Shoreline does not believe that there has been a material change in the nature of Shoreline's primary market risk exposures, including the categories of market risk to which Shoreline is exposed and the particular markets that present the primary risk of loss to Shoreline. As of the date of this Form 10-Q Quarterly Report, Shoreline does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

The methods used by Shoreline to manage its primary market risk exposures, as described in the sections of its annual report incorporated herein by reference in response to this item, have not changed materially during the current year. As of the date of this Form 10-Q Quarterly Report, Shoreline does not expect to change its methods used to manage its market risk exposures in the near term. However, Shoreline may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to Shoreline's Quarterly Report on Form 10-Q for the period ended June 30, 1998. Herein incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3(b) to Shoreline's Form S-1 Registration Statement filed March 23, 1990. Herein incorporated by reference.

11	Statement Regarding Computation of Earnings per Common Share. The computation of earnings per share is described in Note 4 of the Notes to the Condensed Consolidated Financial Statements.

27	Financial Data Schedule for the Nine Months Ended September 30, 1999.

(b)	Reports on Form 8-K. None

SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORELINE FINANCIAL CORPORATION
(Registrant)

Date November 11, 1999	/s/ Dan L. Smith
Dan L. Smith
Chairman and Chief Executive Officer

Date November 11, 1999	/s/ Wayne R. Koebel
Wayne R. Koebel
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting
Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to Shoreline's Quarterly Report on Form 10-Q for the period ended June 30, 1998. Herein incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3(b) to Shoreline's Form S-1 Registration Statement filed March 23, 1990. Herein incorporated by reference.

11	Statement Regarding Computation of Earnings per Common Share. The computation of earnings per share is described in Note 4 of the Notes to the Condensed Consolidated Financial Statements.

27	Financial Data Schedule for the Nine Months Ended September 30, 1999.