Form 10-K
period 1999-12-31
SHORELINE FINANCIAL CORP
filed 2000-03-28
CIK 822697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

Aggregate Market Value as of March 6, 2000: $155,648,544

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock outstanding at March 6, 2000: 10,940,859 shares

Documents Incorporated By Reference

Portions of the registrant's Definitive Proxy Statement for its May 4, 2000, annual meeting of shareholders are incorporated by reference in Part III.

FORWARD-LOOKING STATEMENTS

          This Form 10-K Annual Report and the documents incorporated by reference in this report contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward looking statements. Management's judgements relating to, and discussions of, the provision and allowance for loan losses involve judgements as to future events and are inherently forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Future factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. Shoreline undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1.  Business

General

Shoreline Financial Corporation (referred to as Shoreline or the Corporation) is a bank holding company headquartered in Benton Harbor, Michigan. Its principal activity consists of owning and supervising its subsidiary bank, which operates general, commercial banking businesses from 32 offices and facilities located in Michigan and Indiana. At December 31, 1999, Shoreline had assets of $1.0 billion, deposits of $793 million and shareholders' equity of $80 million.

The Corporation has responsibility for the overall conduct, direction and performance of Shoreline Bank. Shoreline derives its income principally from dividends upstreamed from its principal subsidiary, Shoreline Bank.

Shoreline Bank

Shoreline's business is concentrated exclusively in the commercial banking industry segment. Shoreline's primary subsidiary is Shoreline Bank. Shoreline Bank is a general commercial bank with 31 offices in southwestern Michigan and one loan production office in Indiana. Shoreline has no material foreign assets or income. At December 31, 1999, Shoreline Bank had total assets of $1.0 billion, loans of $703 million and deposits of $793 million. Shoreline Bank offers a broad range of lending, depository and related financial services to individual, commercial, industrial, financial, and governmental customers. The range of services offered includes, among others, the following:

          •          Time, savings and demand deposits
          •          Commercial, consumer and real estate financing
          •          Letters of credit
          •          Money transfers
          •          Trust services
          •          Cash management services
          •          Investment services
          •          Safe deposit services

          •          Automated transaction machine services
          •          Electronic and telephone banking services
          •          Other banking services

The business of Shoreline is mildly seasonal due to the recreational and agricultural components of the local economy. No material part of the business of Shoreline and its subsidiary, Shoreline Bank, is dependent upon a single customer, or a very few customers, where the loss of any one would have a materially adverse effect on the Corporation.

The principal source of revenues for Shoreline is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 69.9%, 71.2% and 73.7% of Shoreline's total revenues in 1999, 1998 and 1997, respectively. Interest on investment securities accounted for 18.0%, 16.0% and 15.8% of Shoreline's total revenues in 1999, 1998 and 1997, respectively.

Shoreline and Shoreline Bank had approximately 374 active employees at December 31, 1999.

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

Shoreline Bank has 26 automated teller machines (ATMs) located on bank premises and on off-premise sites located in high volume retail and service locations.

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

The Gramm-Leach-Bliley Act of 1999 (the GLB Act) represents sweeping reform of federal regulation of financial services. The GLB Act largely removes the restrictions that previously prevented affiliations among banks, securities firms, and insurance companies and provides for a system of functional regulation of the financial services industry. Among other provisions, the GLB Act:
•	Repeals the restrictions on banks affiliating with securities firms contained in the depression-era Glass-Steagall Act.

•	Creates a new "financial holding company." A financial holding company may engage in a statutory list of financial activities, including insurance underwriting and agency activities, securities underwriting and brokerage activities, merchant banking, and insurance company portfolio investment activities. Other activities that are "complimentary" to financial activities, a category to be defined by regulation, are also authorized for financial holding companies.

•	Provides a system of functional regulation under which, with certain exceptions, activities of banks and bank affiliates as securities brokers and investment advisors are subject to regulation and supervision by the Securities and Exchange Commission, eliminating an exemption banks previously enjoyed.

•	Reaffirms the traditional authority of states to regulate insurance companies and insurance agencies, but prohibits discrimination against bank affiliates that conduct those activities.

•	Requires financial institutions to disclose their privacy policy to consumers and provides protections to consumers against the transfer and use of nonpublic personal information by financial institutions.

•	Requires that agreements between banks and non-governmental entities in connection with the Community Reinvestment Act be disclosed to the public, and that community groups that receive funds from banks in excess of defined thresholds disclose how those funds are used.

Although the GLB Act repeals certain pre-existing statutory barriers to cross-industry affiliations and provides a structural framework for achieving the GLB Act's purposes, many details of implementing the changes authorized by the GLB Act will be the subject of regulations to be adopted in the future by the FRB, the Securities and Exchange Commission, and other relevant federal agencies.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Riegle-Neal Act), bank holding companies were allowed to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law. The Riegle-Neal Act also provided for the nationwide interstate branching of banks. Under the Riegle-Neal Act both national and state chartered banks were also allowed to merge across state lines (thereby creating interstate branches) commencing June 1, 1997. States were permitted to "opt-out" of the interstate branching authority by taking action prior to the commencement date. The states of Michigan and Indiana did not opt out of the Riegle-Neal Act provisions.

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

A substantial portion of the deposits of Shoreline Bank are insured by the BIF, with the remaining portion insured by SAIF. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the FDIC is required to set deposit insurance rates at a level that will maintain the BIF and SAIF reserve ratio at a mandated level and has implemented a risk-based assessment scheme. Under this arrangement, each depository institution is assigned to one of nine categories (based upon three categories of capital adequacy and three categories of perceived risk to the applicable insurance fund). For 1999, the effective BIF and SAIF assessment rates ranged from 0 basis points for well-capitalized institutions displaying little risk, to 27 basis points for undercapitalized institutions displaying high risk. Both BIF insured banks and SAIF insured banks and thrifts are required to pay interest on Financing Corporation (FICO) bonds issued in connection with the federal government's bail out of the thrift industry.

Economic Conditions and Governmental Policy - Shoreline's earnings are affected not only by the extensive regulation described above, but also by general economic conditions. These economic conditions influence and are influenced by the monetary and fiscal policies of the United States government and its various agencies, particularly the FRB. Shoreline cannot predict changes in monetary policies or their impact on its operations and earnings.

Capital Adequacy - Reference is made to Note 15 of the Notes to Consolidated Financial Statements included under "Item 8. Financial Statements and Supplemental Data" appearing later in this document.

Statistical Information - The statistical information contained in the tables appearing or incorporated by reference in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the descriptive text accompanying those tables, is incorporated herein by reference.

Item 2.  Properties

Shoreline is headquartered in Benton Harbor, Michigan.

Shoreline's subsidiary, Shoreline Bank, operates 31 banking offices in southwestern Michigan and one loan production office in Indiana. Of these offices, 30 are owned and two are leased. All of the offices are considered by management to be well maintained and adequate for the purpose intended.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended December 31, 1999.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Shoreline common stock is traded on The Nasdaq Stock Market under the symbol SLFC. The range of high and low bid prices on a quarterly basis as reported on that system appear under the subcaption "Market Price of Common Stock" under the caption "Supplementary Quarterly Financial and Common Stock Data" included in "Item 8. Financial Statements and Supplementary Data" appearing later in this document. That information is incorporated herein by reference in this item. Such high and low bid prices reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Common stock dividends, payable in cash, were declared on a quarterly basis during 1999 and 1998. The dividends declared per common share totaled $.59 during 1999 and $.53 during 1998. Restrictions on Shoreline's ability to pay dividends are described in Note 16 of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and after Table XVI in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included later in this document. Dividends paid, by quarter, are included within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Table XVI" appearing later in this document. That information is incorporated herein by reference in this Item.

At December 31, 1999, there were 1,565 shareholders of record.

Item 6.  Selected Financial Data

Reference is made to the information included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Table I" appearing later in this document, which is here incorporated by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations

The following discussion provides further information about the financial condition and results of operations of Shoreline Financial Corporation. It should be read in conjunction with the financial statements included elsewhere in this annual report.

1999 Highlights

Shoreline Financial's net income for 1999 was $12.8 million, up 5.3% from last year's $12.1 million while diluted earnings per share were up 7.5% to $1.15 compared with the $1.07 earned last year. The increase was basically the result of growth in net interest income. The return on average assets was 1.30% for 1999 and 1.33% for 1998 while the return on average equity ratio was 15.20% and 14.46%, respectively.

Total assets were $1.0 billion at December 31, 1999, an increase of 6.1% from the $955.3 million reported at December 31, 1998. The increase was mainly the result of growth within the loan portfolios. Commercial loans increased $50.0 million year over year while mortgage loans grew $7.7 million and consumer loans $9.8 million.

Asset quality remained strong during 1999 with dollars of non-performing assets holding constant at $1.9 million. The growth in total loans, however, resulted in the non-performing assets to total loans ratio improving to .26% from the .29% reported at year-end 1998. In addition, coverage of non-performing assets by the allowance improved to 430% compared with 423%.

At December 31, 1999, total shareholders' equity was $79.8 million, $7.4 million lower than at year end 1998 due primarily to the shares repurchased during 1999 and the change in the reserve for unrealized gains (losses) on the available for sale securities. During 1999, 410,420 shares of Shoreline Common Stock were repurchased for a total cost of $9.6 million or $23.38 per share on average. Further, the unrealized gains on available for sale securities account was a negative $3.8 million at year-end 1999 versus the positive $1.7 million reported at year-end 1998, a decline of $5.6 million. Partially offsetting these decreases was a $6.2 million increase in retained earnings.

______________________________
1    All per share information contained in this report has been restated to reflect the 5 for 4 stock split distributed July 2, 1999 to shareholders of record on June 18, 1999.

Table I
FINANCIAL HIGHLIGHTS

(In thousands except financial ratios and per share data)

	1999	1998	1997	1996	1995
At Year End:
Total assets	$1,013,236	$955,264	$857,843	$716,095	$671,173
Net loans	694,569	627,276	612,048	493,696	459,395
Total deposits	792,954	795,842	722,664	616,478	592,300
FHLB advances	110,825	49,478	45,176	18,000	5,000
Shareholders' equity	79,817	87,211	76,882	69,418	64,360
Tier I risked-based capital	11.19%	12.29%	11.90%	15.10%	14.56%

For The Year:
Total interest income	$70,662	$68,158	$62,638	$54,270	$50,973
Net interest income	36,872	34,025	32,193	29,083	27,126
Provision for loan losses	(480)	(600)	(600)	(600)	(750)
Non-interest income	8,003	7,588	5,713	4,347	4,082
Non-interest expense	(25,560)	(23,423)	(21,521)	(19,433)	(18,720)
Income before income taxes	18,835	17,590	15,785	13,397	11,738
Income tax expense	(6,085)	(5,476)	(4,774)	(3,792)	(3,131)
Net income	$12,750	$12,114	$11,011	$9,605	$8,607

Financial Ratios:
Return on average
shareholders' equity	15.20%	14.46%	15.08%	14.37%	14.28%
Net interest margin	4.19%	4.17%	4.47%	4.69%	4.70%
Return on average assets	1.30%	1.33%	1.37%	1.38%	1.33%
Efficiency	55.87%	54.83%	54.89%	56.09%	56.88%
Average equity capital to
average assets	8.56%	9.15%	9.09%	9.60%	9.30%
Dividend payout ratio	51.30%	49.29%	45.48%	45.47%	43.39%

Per Share Data:
Basic earnings per share	$1.15	$1.08	$1.00	$0.88	$0.79
Diluted earnings per share	1.15	1.07	0.99	0.88	0.78
Cash dividends declared
per share	0.59	0.53	0.46	0.40	0.34
Book value per share (year
end)	7.27	7.70	6.93	6.35	5.94

All per share data adjusted to reflect stock splits and stock dividends.

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

Net interest income on a fully taxable equivalent basis was $38.0 million in 1999, an increase of $2.8 million, or 8.0% over 1998's net interest income of $35.2 million. Net interest income (FTE) for 1997 was $33.5 million. Shoreline's annual increases in net interest income resulted primarily from growth in the volume of earning assets. Average earning assets increased 7.6% and 12.6% for 1999 over 1998 and 1998 over 1997, respectively. The increase for 1999 over 1998 was mainly from growth in Shoreline's loan and securities portfolios while the increase for 1998 over 1997 was mainly the result of acquisitions completed during 1998 and 1997.

Table II details the impact that the changes in volume and rate had on net interest income. Changes due to both volume and rate were allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each. Net interest income (FTE), average balance amounts and the corresponding yields and costs for 1999, 1998 and 1997 are presented in Table III.

Table II
	1999 Compared to 1998 Increase/(Decrease)		1998 Compared to 1997 Increase/(Decrease)

	Due to Volume	Due to Rate	Net	Due to Volume	Due to Rate	Net
(In thousands)

Interest-earning assets:
Interest-earning deposits	$(580)	$(135)	$(715)	$611	$(23)	$588
Fed funds sold	183	(26)	157	(5)	(4)	(9)
Securities:
Taxable	2,654	(334)	2,320	2,217	(632)	1,585
Tax-exempt	(425)	9	(416)	(222)	(159)	(381)
Loans-net of unearned income	3,049	(1,923)	1,126	4,691	(1,059)	3,632
Change in interest income	4,881	(2,409)	2,472	7,292	(1,877)	5,415

Interest-bearing liabilities:
Demand deposits	937	(2)	935	577	(43)	534
Savings deposits	597	(474)	123	340	(118)	222
Time deposits	(1,412)	(1,305)	(2,717)	1,790	(245)	1,545
Short-term borrowings	184	(27)	157	278	(5)	273
FHLB advances	1,445	(286)	1,159	960	154	1,114
Change in interest expense	1,751	(2,094)	(343)	3,945	(257)	3,688
Change in net interest income	$3,130	$(315)	$2,815	$3,347	$(1,620)	$1,727

Table III

Average Consolidated Balance Sheets / Interest Rates

The following table presents interest income from average earning assets, expressed in dollars and yields on a fully tax equivalent basis and interest expense on average interest-bearing liabilities expressed in dollars and rates.

Years ended December 31 (In thousands)		1999			1998			1997
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning Assets
Interest bearing deposits	$18,191	$895	4.92%	$29,786	$1,610	5.41%	$18,485	$1,022	5.53%
Federal funds sold	12,039	605	5.03%	8,426	448	5.32%	8,511	457	5.37%
Securities:
Taxable	192,768	12,491	6.48%	151,957	10,171	6.69%	119,327	8,586	7.20%
Tax-exempt (2)	28,588	2,555	8.94%	33,347	2,971	8.91%	35,783	3,352	9.37%
Loans - net of unearned income (1) (2)	656,462	55,281	8.42%	620,745	54,155	8.72%	567,528	50,523	8.90%
Total interest-earning assets	908,048	71,827	7.91%	844,261	69,355	8.21%	749,634	63,940	8.53%
Non-earning Assets
Cash and due from banks	37,437			34,547			30,478
Other assets	42,577			37,374			30,501
Allowance for loan losses	(7,908)			(7,732)			(7,367)
Total assets	$980,154			$908,450			$803,246
Interest-bearing Liabilities
Demand deposits	$154,248	$4,550	2.95%	$122,471	$3,615	2.95%	$102,956	$3,081	2.99%
Savings deposits	198,053	6,121	3.09%	179,378	5,998	3.34%	169,264	5,776	3.41%
Time deposits	343,178	18,160	5.29%	368,651	20,877	5.66%	337,382	19,332	5.73%
Short-term borrowed funds	18,799	757	4.03%	14,220	600	4.22%	7,674	327	4.26%
Long-term debt	76,970	4,202	5.46%	50,872	3,043	5.98%	34,668	1,929	5.56%
Total interest-bearing liabilities	791,248	33,790	4.27%	735,592	34,133	4.64%	651,944	30,445	4.67%
Non-interest-bearing Liabilities
Demand deposits	97,817			83,833			72,968
Other liabilities	7,209			5,264			5,303
Shareholders' equity	83,880			83,761			73,031
Total liabilities and shareholders' equity	$980,154			$908,450			$803,246
Net Interest Income		$38,037			$35,222			$33,495
Net Interest Income as a percent
of Interest-earning Assets			4.19%			4.17%			4.47%

(1) Nonaccrual loans are included in the daily average loans outstanding for purposes of this calculation. See Note 1 to the Consolidated Financial Statements
      regarding recognition of loan fee income. Included in interest on loans are fees in the amount of $1,378,000, $1,000,000 and $1,098,000 for 1999, 1998, and
      1997, respectively.
(2) Yields are computed on a fully tax-equivalent basis using a federal income tax rate of 34 percent for all years presented

Net interest Margin
The net interest margin is calculated by dividing net interest income (FTE) by average earning assets. Management continually monitors Shoreline's balance sheet and employs other methods of analysis to protect net interest income from fluctuations caused by interest rate volatility. These methods have produced net interest margins of 4.19%, 4.17% and 4.47% for 1999, 1998 and 1997, respectively. The two basis point improvement in the margin for 1999 compared with 1998 was due to the fact that the rates paid on interest bearing liabilities declined at a faster pace than did the yields earned on earning assets. The net interest margin for 1998 was lower than 1997's margin as the lower interest rate environment of 1998 caused both the yields on earning assets and the rates paid on interest bearing liabilities to decline. Also impacting 1998's margin was the acquisition of SJS Bancorp in mid 1997. SJS, like many thrift institutions, had a net interest margin substantially below that of the commercial banking industry due to its mix of earning assets and rate sensitive liabilities.

Provision For Loan Losses
The provision for loan losses is the amount added to the allowance for loan losses to absorb losses that are currently anticipated. The loan loss provision is based on historical loss experience and such other factors, which, in management's judgment, deserve current recognition in maintaining an adequate allowance for loan losses. The provision for loan losses was $480,000 for 1999 and $600,000 for 1998 and 1997. Continued overall strength in asset quality measures along with another year of modest net charge-offs led management to decrease the level of the provision for loan losses. At year-end 1999, the ratio of the allowance for loan losses to non-performing assets was 430% compared with year-end 1998's ratio of 423%. The same ratio for year-end 1997 was 297%.

Additional information on the provision for loan losses, net charge-offs and non-performing assets is provided in Tables VIII and X presented later in this discussion

Non-Interest Income
Non-interest income for 1999 was 5.5% higher than last year as service charges and trust income were up 24.0% and 18.8%, respectively. Partially offsetting these increases, however, was a $913,000 decline in gains on the sale of mortgages. The components of other income are shown in Table IV.

Table IV
Years ended December 31 (In thousands)	1999	1998	1997

Service charges on deposit accounts	$ 2,715	$ 2,190	$ 2,081
Trust income	2,358	1,985	1,673
Net gain on security sales	307	65	171
Net gain/(loss) on loan sales	751	1,633	526
Other	1,872	1,715	1,262
Total other income	$ 8,003	$ 7,588	$ 5,713

The increase in service charges was primarily the result of new accounts added during 1999 combined with pricing adjustments made to better align product usage with customer costs. For 1998 compared with 1997, service charges increased 5.2%.

The primary reason for the higher level of trust income was the $52.9 million of growth in trust assets under management. For 1999 trust assets under management were $492.7 million compared with 1998's $439.8 million. For 1998 compared with 1997, trust assets increased to $439.8 million from $375.5 million.

As the interest rate environment shifted upward during 1999, the mortgage refinancing business slowed, causing gains on the sale of mortgages to decline to $751,000 from $1,633,000 in 1998. For 1998 compared with 1997, gains on the sale of mortgages increased 211% or $1.1 million.

For 1999, net gains on investment security transactions were $307,000 compared with $65,000 for 1998. For 1997, investment security transactions were $171,000.

Other income increased 9.2% to $1.9 million from $1.7 million in 1998 primarily as a result of higher ATM fees, title agency income and investment service income. For 1998 over 1997 the 35.9% increase in other income was due to gains on the sale of other assets, ATM fees, investment services income and insurance agency income.

Non-Interest Expense
Non-interest expense was up $2.1 million, or 9.1 % compared with 1998. The increase was due to increased costs associated with the acquisition of a new branch in Sister Lakes, Michigan, the opening of a drive-up branch in Coloma, Michigan and the opening of a new mortgage loan production office in Byron Center, Michigan. It also reflects the employment of additional staff to handle increased business volume and certain ongoing costs resulting from the acquisition of The State Bank of Coloma late in 1998.

Table V
Years ended December 31 (In thousands)	1999	1998	1997

Salaries	$ 10,766	$ 9,519	$ 8,970
Employee benefits	2,713	2,852	2,539
Occupancy	1,747	1,613	1,459
Equipment	2,333	2,169	2,150
Insurance	238	345	293
Advertising and public relations	880	679	555
Professional fees	1,737	1,485	1,454
Other taxes	471	683	620
Goodwill	1,120	899	549
Other	3,555	3,179	2,932
Total other expense	$ 25,560	$ 23,423	$ 21,521

Key Ratios:
Efficiency Ratio	55.87%	54.83%	54.89%
Burden Ratio	1.82%	1.75%	1.99%
Other expense as a percent of average assets	2.61%	2.58%	2.68%
Salary and employee benefits as a percent of average assets	1.38%	1.36%	1.43%

Personnel costs, the largest category of non-interest expense was up 8.9% as a result of an increase in the average number of full time equivalent employees, normal merit increases and a lower level of deferred salary due to the decline in mortgage originations experienced during 1999 compared with 1998. For 1999, average employees, FTE, were 333 compared with 323 for 1998.

Two ratios that measure employee efficiency and productivity are the number of full time equivalent employees per one million dollars of average assets and net income per FTE employee. For 1999, there were .34 FTE employees per one million dollars of average assets compared with .36 a year ago and $38,000 of net income per average FTE employee versus $35,500 a year ago. These ratios were .41 and $33,600 for 1997.

Two ratios that measure a company's overall efficiency are the efficiency ratio, which measures non-interest expense as a percent of the sum of net interest income (fully taxable equivalent) and non-interest income, and the burden ratio, which evaluates non-interest expense, net of non-interest income, as a percent of average assets. The lower the ratios the more efficiently a company is said to be functioning. Table V includes the efficiency ratio and burden ratios for 1999,1998 and 1997. In 1999, the efficiency ratio, excluding security gains, was 55.87%, less than other banks of similar size but up from 1998's ratio of 54.83%. For the same comparable periods, the burden ratio excluding investment gains or losses was 1.82% and 1.75%, respectively. The increase in the burden ratio was mainly due to the fact that non-interest income did not increase proportionately with non-interest expense.

Income Tax Expense
Income tax expense was $6.1 million for 1999 compared with $5.5 million in 1998 and $4.8 million in 1997. A summary of significant tax components is provided in Note 10 of the Notes to Consolidated Financial Statements included later in this document.

Investment Portfolio

Table VI
Available for Sale at December 31,	1999	1998	1997
(In thousands)
U.S. Treasuries and agencies	$ 89,686	$ 66,716	$ 55,801
States and political subdivisions	20,455	26,489	27,710
Mortgage-backed:
U.S. Government agencies	83,044	91,658	37,636
Collateralized mortgage obligations	2,556	1,010	27
Other	6,130	4,862	4,360
Total	$ 201,871	$ 190,735	$ 125,534

Held to Maturity at December 31,	1999	1998	1997
(In thousands)
U.S. Treasuries and agencies	$ -	$ 2,000	$ 13,999
States and political subdivisions	6,216	6,473	6,883
Mortgage-backed:
U.S. Government agencies	11,481	16,431	16,939
Collateralized mortgage obligations	19	263	565
Total	$ 17,716	$ 25,167	$ 38,386

Table VII
December 31, 1999 (In thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
U.S. Treasuries	$ 1,008	4.66%	$ 24,233	5.76%	$ -		$ -
Agencies	8,006	6.66%	4,967	5.76%	55,142	6.75%	-
States and political subdivisions	1,662	9.54%	7,360	9.32%	8,374	8.60%	2,583	7.98%
Mortgage-backed:
U.S. Government agencies	3,274	5.74%	59,263	6.53%	12,765	6.73%	10,112	7.37%
Collateralized mortgage
obligations	0		0		2,635	6.91%	0
Other	0		500	6.05%	0		5,645	8.00%
Total	$ 13,950		$ 96,323		$ 78,916		$ 18,340

Held to Maturity
U.S. Treasuries	$0		$0		$0		$0
Agencies	0		0		0		0
States and political subdivisions	627	10.45%	3,029	9.49%	2,560	9.73%	0
Mortgage-backed:
U.S. Government agencies	85	7.43%	7,511	7.96%	2,401	6.67%	1,484	6.62%
Collateralized mortgage
obligations	19		0		0		0
Other	0		0		0		0
Total	$ 731		$ 10,540		$ 4,961		$ 1,484

Yields are computed on a fully tax-equivalent basis. Except as indicated, total securities of any state (including all its political subdivisions) were less than 10% of shareholders' equity. At year-end 1999, the amortized cost of securities issued by the State of Michigan and all its political subdivisions totaled $12.7 million with an estimated market value of $12.9 million.

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

Table VIII
December 31, (In thousands)	1999		1998		1997		1996		1995
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial, financial and agricultural	$294,363	41.90%	$264,807	41.69%	$230,338	37.17%	$211,953	42.34%	$191,437	41.08%
Residential real estate mortgage	253,839	36.13%	247,454	38.96%	273,241	44.10%	214,201	42.79%	194,784	41.80%
Real estate construction	39,862	5.67%	18,169	2.86%	14,765	2.38%	10,243	2.05%	18,704	4.01%
Consumer	114,489	16.30%	104,729	16.49%	101,292	16.35%	64,194	12.82%	61,070	13.11%
Total loans	$702,553	100.00%	$635,159	100.00%	$619,636	100.00%	$500,591	100.00%	$465,995	100.00%

Shoreline's commercial portfolio is comprised primarily of loans to small and mid-size businesses within its local markets. At December 31, 1999, 41.9% of the total loan portfolio was classified commercial, up from 41.7% a year ago. The maturity and rate sensitivity for commercial and other selected loan categories is presented in Table IX

At December 31, 1999, residential mortgage loans totaled $253.8 million compared with $247.5 million at year-end 1998. The increase was the result of the rising interest rate environment which moved customers from wanting long term fixed rate mortgages (saleable mortgages) to shorter term variable rate mortgages (less saleable).

Consumer loans, which make up 16.3% of the total portfolio, increased $9.8 million between December 31, 1998 and December 31, 1999. Included in consumer loans are direct and indirect auto loans, home equity loans and other secured and unsecured personal loans.

Table IX
	December 31, 1999			December 31, 1998
	Due in One	Due in One	Due After	Due in One	Due in One	Due After
	Year or Less	to Five Yrs.	Five Yrs.	Year or Less	to Five Yrs.	Five Yrs.
(In thousands)

Commercial, financial and
agricultural	$ 106,036	$ 155,901	$ 32,426	$ 46,618	$ 154,747	$ 63,442
Real estate construction	13,656	14,007	12,199	8,727	2,780	6,662

Total	$ 119,692	$ 169,908	$ 44,625	$ 55,345	$ 157,527	$ 70,104

Loans due after one year:
with fixed rates		$ 162,821	$ 44,625		$ 127,440	$ 32,827

with floating rates		$ 7,087	$ 0		$ 30,087	$ 37,277

Asset Quality
 Non-performing assets, including non-accrual loans, accruing loans past due 90 days or more, restructured loans and other real estate owned, totaled $1.9 million or .26% of total loans. Non-performing loans were .29% and .41% of total loans at year-end 1998 and 1997, respectively. The breakdown of non-performing assets for the past five years is detailed in Table X.

Table X
December 31, (In thousands)	1999	1998	1997	1996	1995

Non-accrual loans	$ 1,141	$ 1,080	$ 1,301	$ 524	$ 235
Accruing loans past due 90 days or more	593	427	868	1,104	1,204
Restructured loans	0	0	0	0	0
Other real estate owned	122	356	387	273	170
Total non-performing assets	$ 1,856	$ 1,863	$ 2,556	$ 1,901	$ 1,609

As a percentage of total loans:
Non-accrual loans	0.16%	0.17%	0.21%	0.11%	0.05%
Accruing loans past due 90 days or more	0.08%	0.06%	0.14%	0.22%	0.26%
Restructured loans	0.00%	0.00%	0.00%	0.00%	0.00%
Other real estate owned	0.02%	0.06%	0.06%	0.05%	0.04%
Total non-performing assets	0.26%	0.29%	0.41%	0.38%	0.35%

If all loans had been current in accordance with their original terms throughout the period, an additional $130,000 in pretax interest income would have been recorded. During 1999, no interest income on non-accrual loans was included in net income.

As of December 31, 1999, there were two loans totaling $7.2 million not included in the table above where known information caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms. As a result, management deemed it appropriate to increase the allowance for loan loss allocation for the commercial, financial and agricultural portfolio. See Note 1 and Note 5 of the Notes to Consolidated Financial Statements included later in this document and Table XI below for additional information on Shoreline's applicable loan policies, impaired loans and allocation of the allowance for loan losses.

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

Table XI
	1999	1998	1997	1996	1995
December 31, (In thousands)	Allowance	Allowance	Allowance	Allowance	Allowance

Commercial, financial and agricultural	$ 3,135	$ 1,571	$ 1,742	$ 2,491	$ 2,361
Real estate - mortgage	1,084	1,043	1,328	743	698
Real estate - construction	67	35	130	115	107
Consumer	2,281	2,090	2,073	1,166	1,111
Unallocated	1,417	3,144	2,315	2,380	2,323
Total	$ 7,984	$ 7,883	$ 7,588	$ 6,895	$ 6,600

Net charge-offs in 1999 represented only .06% of average total loans and marked the seventh consecutive year this ratio was below 10 basis points. The allowance for loan losses at December 31, 1999 was $8.0 million, an increase of $101,000 over year-end 1998. At December 31, 1999, the allowance for loan losses as a percentage of non-performing assets was 430%. Table XII summarizes loan and allowance information for the past five years. Information on impaired loans is included in Note 5 of the Notes to Consolidated Financial Statements included later in this report.

Table XII
December 31, (In thousands)	1999	1998	1997	1996	1995

Loans outstanding, end of period	$702,553	$635,159	$619,636	$500,591	$465,995

Daily average of loans outstanding for the period	$656,462	$620,745	$567,528	$490,200	$447,329

Allowance for Loan Losses
Balance at beginning of period	$ 7,883	$ 7,588	$ 6,895	$ 6,600	$ 5,952

Additions from acquisitions	0	189	540	0	0
Charge-offs:
Commercial, financial and agricultural	180	121	379	240	151
Real estate - mortgage	118	67	535	35	70
Real estate - construction	0	0	0	0	0
Consumer	376	602	44	318	271
Total charge-offs	674	790	958	593	492

Recoveries:
Commercial, financial and agricultural	86	33	302	97	200
Real estate - mortgage	27	46	184	57	14
Real estate - construction	0	0	0	0	0
Consumer	182	217	25	134	176
Total recoveries	295	296	511	288	390
Net charge-offs	379	494	447	305	102
Provision charged to income	480	600	600	600	750
Balance at end of period	$7,984	$7,883	$7,588	$6,895	$6,600

Key Ratios:
Net charge-offs to average loans	0.06%	0.08%	0.08%	0.06%	0.02%
Recoveries to total charge-offs	43.78%	37.39%	53.30%	48.57%	79.27%

Allowance to total loans at end of period	1.14%	1.24%	1.22%	1.38%	1.42%
Allowance to total non-performing assets at
end of period	430.17%	423.13%	296.87%	362.70%	410.19%
Provision to average loans	0.07%	0.10%	0.11%	0.12%	0.17%

Funding, Liquidity and Interest Rate Risk
 Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital or the sale of assets. Funding is achieved through growth in deposits and accessibility to the money and capital markets.

Deposits
 Shoreline's primary source of funding is its deposits. The average deposit balances outstanding and the rates paid on those deposits for the three years ended December 31, 1999 were included in Table III presented earlier in this document.

In addition to deposits, Shoreline's sources of funding include both short and long term debt. During 1999, Shoreline increased its long term borrowing from the Federal Home Loan Bank (FHLB) as the growth in deposits was not sufficient to fund the demand for loans. Additional information regarding Shoreline's debt is included in Note 9 of the Notes to Consolidated Financial Statements included later in this document.

The time remaining until maturity of time certificates of deposit of $100,000 or more at December 31, 1999 is as follows:

Table XIII
Time until maturity (In thousands)
Three months or less	$ 26,663,000
Over three through six months	25,731,000
Over six through twelve months	22,746,000
Over twelve months	16,845,000
Total	$ 91,985,000

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

Interest rate risk (IRR) is the exposure of a banking organization's financial condition to adverse movements in interest rates. Accepting the risk can be an important source of profitability and shareholder value; however, excessive levels of IRR could pose a significant threat to Shoreline's earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to Shoreline's safety and soundness.

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

Table XIV illustrates the projected change in Shoreline's net interest income during the next twelve months if all market rates were to uniformly and gradually increase or decrease by as much as 2.0% (over the same time period) compared to results under a flat rate environment. These projections, based on Shoreline's balance sheet as of December 31, 1999, were prepared using the simulation analysis model and assumptions that Shoreline was using for asset/liability management purposes. As of this date, Shoreline had no derivative financial instruments or trading portfolio. The table indicates that if rates were to gradually and uniformly increase or decrease by 2.0%, net interest income would be expected to decline 6.7% under a rising rate scenario and increase by 3.8% under a declining rate scenario compared to results forecasted under a current rate environment. The change from 1998's analysis is the result of a change in balance sheet mix as fixed rate loans added to the balance sheet during 1999 were funded with variable rate advances from the Federal Home Loan Bank (FHLB). Like many other financial institutions, Shoreline's deposit gathering ability slowed during the year as customers evaluated other options for savings and investing.

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

Shoreline is also subject to liquidity risk. Certain portions of an institution's liabilities may be short-term or due on demand, while most of its assets may be invested in long-term loans or investments. Accordingly, Shoreline seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowings, or selling assets. Also, FHLB advances and short-term borrowings provide additional sources of liquidity for Shoreline.

Table XIV
Projected Effect on Net Interest Income
(In thousands)
December 31, 1999	Existing	Flat Rate	Decrease in Rate	Increase in Rate

Change in Interest Rate from
current (existing) level	N/A	0.0%	-2.0%	2.0%

Net interest income	$38,037	$41,097	$42,660	$38,348

% Change in net interest
income from existing level	N/A	8.0%	3.8%	-6.7%

December 31, 1998	Existing	Flat Rate	Decrease in Rate	Increase in Rate

Change in Interest Rate from
current (existing) level	N/A	0.0%	-2.0%	2.0%

Net interest income	$35,209	$36,621	$36,177	$35,202

% Change in net interest
income from existing level	N/A	4.0%	2.7%	N/A

Capital Resources
 At December 31, 1999, total equity capital of Shoreline was $79.8 million. This includes an unrealized loss of $3.8 million for Shoreline's available for sale securities portfolio. Total equity capital was $87.2 million at December 31, 1998 with an unrealized gain of $1.7 million from available for sale securities. During 1999, Shoreline retired 410,420 shares of its Common Stock under its current repurchase program.

Management monitors its capital levels to comply with regulatory requirements and to provide for current and future business opportunities. As shown in Table XIV, Shoreline's capital ratios were well in excess of regulatory standards for classification as "well-capitalized." Being considered "well-capitalized" is one condition for being assessed insurance premiums by the Federal Deposit Insurance Corporation at its lowest available rate.

Table XV
December 31	Regulatory Minimum	Well Capitalized	1999	1998	1997

Risk based:
Tier I capital	4.00%	6.00%	11.2%	12.3%	11.9%
Total capital	8.00%	10.00%	12.4%	13.5%	13.1%

Tier I leverage	4.00%	5.00%	6.9%	7.6%	8.0%

Cash Dividends
 Cash dividends paid increased 11.3% to $.59 per share in 1999. 1998's cash dividends totaled $.53 per share, up $.07 from 1997's $.46 per share. Table XV summarizes the quarterly cash dividends per share paid to common shareholders during the last three years, adjusted for stock dividends and stock splits.
Table XVI

Quarter	1999	1998	1997

1st	$ 0.14	$ 0.13	$ 0.11
2nd	0.15	0.13	0.11
3rd	0.15	0.13	0.12
4th	0.15	0.14	0.12
Total	$ 0.59	$ 0.53	$ 0.46

Shoreline's principal source of funds to pay cash dividends is the earnings of its subsidiary bank. State and federal laws and regulations limit the amount of dividends that banks can pay. Cash dividends are dependent upon the earnings, capital needs, regulatory constraints and other factors affecting the bank. Based on projected earnings, management expects Shoreline to declare and pay regular quarterly dividends on its common shares in 2000.

Impact of Inflation
 Reported earnings are affected by inflation, indirectly through changing interest rates, and directly by increased operating expenses. However, in the opinion of management, the effects of general price level inflation have not had a material effect on the information presented in this report.

Forward Looking Statement
 This discussion and analysis of financial condition and results of operations, and other sections of this annual report contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward looking statements. Management's judgements relating to, and discussions of, the provision and allowance for loan losses involve judgements as to future events and are inherently forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Future factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. Shoreline undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Year 2000 Readiness Disclosure
 Shoreline's corporate compliance program was developed in 1998 and managed through a central committee. All phases of the project were successfully completed as scheduled and Shoreline has been operating successfully in the 2000 environment since December 31, 1999, with no material issues encountered.

Although considered unlikely, Shoreline could experience unanticipated problems in its business processes. This includes compliance problems associated with customers and third party vendors, or disruptions to the general economy. Management will continue to monitor all business processes, including interaction with the Corporation's customers and third party vendors, throughout 2000 to address any issues that might arise.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information presented under the subcaption "Interest Rate Risk" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

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

Shoreline maintains a system of internal controls designed to provide reasonable assurance that all assets are safeguarded and financial records are reliable for preparing the consolidated financial statements. Shoreline complies with laws and regulations relating to safety and soundness which are designated by the FDIC and other appropriate federal banking agencies. The selection and training of qualified personnel and the establishment and communication of accounting and administrative policies and procedures are elements of this control system. The effectiveness of internal controls is monitored by an internal audit program and annual review by independent certified public accountants. Management recognizes that the cost of a system of internal controls should not exceed the benefits derived and that there are inherent limitations to be considered in the potential effectiveness of any system. Management believes that Shoreline's system provides the appropriate balance between costs of controls and the related benefits.

The independent auditors have audited Shoreline's consolidated financial statements in accordance with generally accepted auditing standards to provide an objective, independent review of the fairness of the reported operating results and financial position. The Board of Directors of Shoreline has an Audit Committee composed of three non-management Directors. The Committee meets periodically with the internal auditors and the independent auditors.
s/Dan L. Smith Dan L. Smith Chairman and Chief Executive Officer	s/Wayne R. Koebel Wayne R. Koebel Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Shoreline Financial Corporation
Benton Harbor, Michigan

We have audited the accompanying consolidated balance sheets of SHORELINE FINANCIAL CORPORATION as of December 31, 1999 and 1998 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SHORELINE FINANCIAL CORPORATION as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.
s/Crowe Chizek and Company LLP Crowe Chizek and Company LLP

South Bend, Indiana
February 17, 2000

SHORELINE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31	1999	1998
Assets
Cash and due from banks	$ 35,002,000	$ 35,814,000
Interest-earning deposits	11,125,000	20,301,000
Federal funds sold	9,600,000	15,775,000
Total cash and cash equivalents	55,727,000	71,890,000
Securities available for sale (carried at fair value)	201,871,000	190,735,000
Securities held to maturity (fair values of $17,871,000
and $26,180,000 in 1999 and 1998, respectively)	17,716,000	25,167,000
Loans:
Commercial	328,904,000	278,992,000
Mortgage	259,160,000	251,438,000
Consumer	114,489,000	104,729,000
Total loans	702,553,000	635,159,000
Less allowance for loan losses	7,984,000	7,883,000
	694,569,000	627,276,000
Premises and equipment, net	15,238,000	13,728,000
Intangible assets, net	14,297,000	14,928,000
Other assets	13,818,000	11,540,000
Total Assets	$1,013,236,000	$955,264,000

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$ 96,592,000	$ 93,151,000
Interest-bearing	696,362,000	702,691,000
Total deposits	792,954,000	795,842,000
Securities sold under agreements to repurchase	20,879,000	18,191,000
Federal Home Loan Bank (FHLB) Advances	110,825,000	49,478,000
Other liabilities	8,761,000	4,542,000
Total Liabilities	933,419,000	868,053,000
Shareholders' Equity
Preferred stock, no par value; 1,000,000 shares authorized
none issued or outstanding	0	0
Common stock; 15,000,000 shares authorized in 1999
and 1998; 10,986,376 and 11,320,961 issued and outstanding
at December 31, 1999 and 1998, respectively	0	0
Additional paid-in capital	61,554,000	69,759,000
Unearned stock incentive plan shares	(723,000)	(903,000
Accumulated other comprehensive income/(loss)	(3,845,000)	1,718,000
Retained earnings	22,831,000	16,637,000
Total Shareholders' Equity	79,817,000	87,211,000
Total Liabilities and Shareholders' Equity	$1,013,236,000	$955,264,000

See accompanying notes to consolidated financial statements.

SHORELINE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31	1999	1998	1997
Interest Income
Loans, including fees	$ 54,985,000	$ 53,968,000	$ 50,361,000
Securities:
Taxable	12,491,000	10,171,000	8,586,000
Tax-exempt	1,686,000	1,961,000	2,212,000
Federal funds sold	605,000	448,000	457,000
Deposits with banks	895,000	1,610,000	1,022,000
Total interest income	70,662,000	68,158,000	62,638,000
Interest Expense
Deposits	28,831,000	30,490,000	28,189,000
Short-term borrowings	757,000	600,000	327,000
FHLB advances	4,202,000	3,043,000	1,929,000
Total interest expense	33,790,000	34,133,000	30,445,000
Net Interest Income	36,872,000	34,025,000	32,193,000
Provision for loan losses	480,000	600,000	600,000
Net Interest Income After Provision
for Loan Losses	36,392,000	33,425,000	31,593,000
Non-Interest Income
Service charges on deposit accounts	2,715,000	2,190,000	2,081,000
Trust fees	2,358,000	1,985,000	1,673,000
Net gain on security sales	307,000	65,000	171,000
Net gain on loan sales	751,000	1,633,000	526,000
Other	1,872,000	1,715,000	1,262,000
Total non-interest income	8,003,000	7,588,000	5,713,000
Non-Interest Expenses
Salaries and employee benefits	13,479,000	12,371,000	11,509,000
Occupancy	1,747,000	1,613,000	1,459,000
Equipment	2,333,000	2,169,000	2,150,000
Insurance	238,000	345,000	293,000
Advertising and public relations	880,000	679,000	555,000
Professional fees	1,737,000	1,485,000	1,454,000
Other taxes	471,000	683,000	620,000
Amortization of intangibles	1,120,000	899,000	549,000
Other	3,555,000	3,179,000	2,932,000
Total non-interest expenses	25,560,000	23,423,000	21,521,000
Income Before Income Taxes	18,835,000	17,590,000	15,785,000
Federal income tax expense	6,085,000	5,476,000	4,774,000
Net Income	$ 12,750,000	$ 12,114,000	$ 11,011,000

Basic Earnings Per Share	$ 1.15	$ 1.08	$ 1.00

Diluted Earnings Per Share	$ 1.15	$ 1.07	$ 0.99

See accompanying notes to consolidated financial statements.

SHORELINE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31	1999	1998	1997

NET INCOME	$12,750,000	$12,114,000	$11,011,000
Other comprehensive income:
Unrealized gains/losses on securities arising
during the year	(8,567,000)	107,000	171,000
Reclassification adjustments for accumulated
gains/losses included in net income	307,000	65,000	171,000
Tax effect	2,697,000	(59,000)	(116,000)
Total other comprehensive income/(loss)	(5,563,000)	113,000	226,000
COMPREHENSIVE INCOME	$7,187,000	$12,227,000	$11,237,000

See accompanying notes to consolidated financial statements.

SHORELINE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Additional Paid-in Capital	Unearned Stock Incentive Plan Shares	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total
Balance at December 31, 1996	$56,389,000	$ 0	$1,378,000	$11,651,000	$69,418,000
Net income for year				11,011,000	11,011,000
Cash dividends declared: $.46 per common share				(5,009,000)	(5,009,000)
5% stock dividend-fractional shares	7,145,000			(7,153,000)	(8,000)
Shares issued under dividend reinvestment plan	981,000				981,000
Shares issued under stock option plan	152,000				152,000
Shares awarded under stock incentive plan	606,000	(606,000)			0
Shares earned under stock incentive plan		111,000			111,000
Change in unrealized gain on securities available for sale, net of tax effect			226,000		226,000
Balance at December 31, 1997	65,273,000	(495,000)	1,604,000	10,500,000	76,882,000
Net income for year				12,114,000	12,114,000
Cash dividends declared: $.53 per common share				(5,971,000)	(5,971,000)
Three-for-two stock split, fractional shares				(6,000)	(6,000)
Shares issued under dividend reinvestment plan	1,276,000				1,276,000
Shares issued under stock option plan	81,000				81,000
Shares awarded under stock incentive plan	570,000	(570,000)			0
Shares earned under stock incentive plan		162,000			162,000
Shares issued for The State Bank of Coloma	7,000,000				7,000,000
Change in unrealized gain on securities available for sale, net of tax effect			114,000		114,000
Common stock retired	(4,441,000)				(4,441,000)
Balance at December 31, 1998	69,759,000	(903,000)	1,718,000	16,637,000	87,211,000
Net income for year				12,750,000	12,750,000
Cash dividends declared: $.59 per common share				(6,550,000)	(6,550,000)
Five-for-four stock split, fractional shares				(6,000)	(6,000)
Shares issued under dividend reinvestment plan	1,286,000				1,286,000
Shares issued under stock option plan	77,000				77,000
Shares awarded under stock incentive plan	26,000	(26,000)			0
Shares earned under stock incentive plan		206,000			206,000
Change in unrealized gain/(loss) on securities available
for sale, net of tax			(5,563,000)		(5,563,000)
Common stock retired	(9,594,000)				(9,594,000)
Balance at December 31, 1999	$61,554,000	$(723,000)	$(3,845,000)	$22,831,000	$79,817,000

See accompanying notes to consolidated financial statements

SHORELINE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31	1999	1998	1997
Cash flows from operating activities:
Net Income	$12,750,000	$12,114,000	$11,011,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,730,000	1,645,000	1,597,000
Provision for loan losses	480,000	600,000	600,000
Stock incentive expense	206,000	162,000	111,000
Net amortization and accretion on securities	547,000	345,000	230,000
Amortization of goodwill and related core deposit intangibles	1,120,000	899,000	549,000
Gain on sales, calls and maturities of securities	(307,000)	(65,000)	(171,000)
Mortgage loans originated for sale	(44,908,000)	(121,255,000)	(39,751,000)
Proceeds from sale of mortgage loans	52,317,000	118,692,000	39,021,000
Gain on sale of mortgage loans	(751,000)	(1,633,000)	(526,000)
Change in other assets	524,000	(165,000)	(921,000)
Change in other liabilities	4,190,000	(1,321,000)	(871,000)
Net cash from operating activities	27,898,000	10,018,000	10,879,000
Cash flows from investing activities:
Net increase in loans	(74,538,000)	(1,561,000)	(5,525,000)
Securities available for sale:
Purchase	(73,922,000)	(104,118,000)	(46,456,000)
Proceeds from sales	18,030,000	3,241,000	17,796,000
Proceeds from maturities, calls and principal reductions	36,322,000	44,952,000	22,605,000
Securities held to maturity:
Purchase	0	(4,954,000)	(4,276,000)
Proceeds from maturities, calls and principal reductions	7,385,000	18,128,000	13,434,000
Premises and equipment expenditures	(3,139,000)	(1,510,000)	(2,009,000)
Net cash (paid)/received in acquisitions	9,164,000	7,389,000	(20,436,000)
Net cash from investing activities	(80,698,000)	(38,433,000)	(24,867,000)
Cash flows from financing activities:
Net increase (decrease) in deposits	(12,611,000)	49,417,000	(4,556,000)
Net increase in securities sold under agreements to repurchase	2,688,000	10,665,000	360,000
Proceeds from FHLB advances	67,500,000	30,000,000	19,500,000
Repayment of FHLB advances	(6,153,000)	(25,697,000)	(14,010,000)
Dividends paid	(6,556,000)	(5,977,000)	(5,017,000)
Proceeds from shares issued	1,363,000	1,357,000	1,133,000
Payments to retire common stock	(9,594,000)	(4,441,000)	0
Net cash from financing activities	36,637,000	55,324,000	(2,590,000)
Net change in cash and cash equivalents	(16,163,000)	26,909,000	(16,578,000)
Cash and cash equivalents at beginning of year	71,890,000	44,981,000	61,559,000
Cash and cash equivalents at end of year	$55,727,000	$71,890,000	$44,981,000
Cash paid during the year for:
Interest	$33,829,000	$34,052,000	$30,151,000
Income taxes	$2,050,000	$5,935,000	$4,677,000

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

Nature of Business and Industry Segments
 Shoreline Financial Corporation is a single bank holding company. Shoreline's business is concentrated in the commercial banking industry segment. Since the business of commercial and retail banking accounts for more than 90% of its revenues, operating income and assets, and internal financial information is primarily reported and aggregated along this line of business, no special segment reporting has been presented. Shoreline's subsidiary bank, Shoreline Bank, offers individuals, businesses, institutions and government agencies a full range of commercial banking services primarily in the southwestern Michigan communities in which the bank is located and in areas immediately surrounding those communities.

Shoreline Bank grants commercial, real estate and consumer loans to customers. The majority of these loans are secured by residential properties; however, other business and consumer assets are sometimes used to collateralize loans. Shoreline Bank has no foreign loans.

Principles of Consolidation
 The accompanying consolidated financial statements include the accounts of Shoreline Financial Corporation and its wholly owned subsidiary, Shoreline Bank, together referred to as "Shoreline, after elimination of significant inter-company accounts and transactions.

Use of Estimates
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

Securities
 Shoreline designates an investment security as held to maturity or available for sale at the time of acquisition. The held to maturity classification includes securities, which are carried at amortized cost, that the company has the positive intent and ability to hold to maturity. These securities are written down to fair value only when a decline in fair value is considered not temporary. The available for sale classification includes securities which are carried at estimated fair value. Unrealized gains or losses on securities available for sale are reported in other comprehensive income and are included as a separate component of shareholders' equity, net of tax. Realized gains or losses on the sale of securities are recognized by the specific identification method and recorded in investment securities gains on a net basis.

Securities included as trading account assets are held to benefit from short-term changes in market prices and carried at market value. Gains or losses on trading account activities, including market value adjustments, are reported as trading account profits/losses. Currently, Shoreline does not have any securities that would qualify for classification as trading securities.

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

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of the underlying collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

Allowance for Loan Losses
 The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other such factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. A problem loan is charged-off by management as a loss when it is deemed uncollectible, although collection efforts continue and future recoveries may occur.

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

Premises and Equipment
 Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using a combination of straight-line and accelerated methods with useful lives ranging from 10 to 40 years for bank premises, and 3 to 10 years for furniture and equipment. These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur. Major improvements are capitalized. The carrying values of Shoreline's long-lived assets are periodically evaluated for impairment. At December 31, 1999, no impairment write-downs were deemed necessary.

Other Real Estate
 Other real estate represents properties acquired in collection of a loan through foreclosure or acceptance of a deed in lieu of foreclosure. Other real estate owned is reported in other assets and is recorded at the lower of cost or estimated fair value less estimated costs to sell the property. Any write-down of the loan balance to fair value when the property is acquired is charged to the allowance for loan losses. Subsequent market write-downs, operating expenses, and gains or losses on the sale of other real estate owned are charged or credited to other operating expense. Other real estate amounted to $122,000 and $356,000 at December 31, 1999 and 1998, respectively.

Intangibles
 Goodwill is the excess of the purchase price over identified net assets in business acquisitions and is amortized, using the straight-line method, over no more than 25 years. Core deposit intangibles, which represent the value of purchased depositor relationships, are amortized using an accelerated method over 10 years. Goodwill and core deposit intangibles are periodically assessed for impairment based on estimated undiscounted cash flows. Goodwill was $11,305,000 and $11,479,000, and core deposit intangibles were $2,992,000 and $3,449,000 at December 31, 1999 and 1998, respectively.

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

Expense for employee compensation under stock option plans is reported only if options are granted below market price on the grant date. Additional stock option information is presented in Note 11, Employee Benefits.

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

Statements of Cash Flows
 For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, interest-earning deposits in other institutions, and federal funds sold with a maturity of 90 days or less. Net cash flows are reported for customer loan and deposit transactions and securities sold under agreements to repurchase.

Comprehensive Income
 Comprehensive income consists of net income and unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity, net of tax.

Reclassifications
 Some items from prior financial statements have been reclassified to conform to the current presentation.

Note 2. Restrictions on Cash and Due from Banks

A summary of Shoreline's subsidiary bank's legal reserve requirements established by the Federal Reserve System follows:
December 31	1999	1998
Portion of requirement satisfied by non-interest earning vault cash	$ 6,528,000	$ 9,322,000
Additional balances maintained with the Federal Reserve	567,000	7,303,000
Total reserve requirements	$ 7,095,000	$ 16,625,000

Note 3. Securities

The amortized cost and fair value of securities follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale at December 31, 1999
U.S. Treasury and agencies	$ 93,356,000	$ 22,000	$ (3,692,000)	$ 89,686,000
States and political subdivisions	19,979,000	530,000	(54,000)	20,455,000
Mortgage-backed:
U.S. Government agencies	85,414,000	98,000	(2,468,000)	83,044,000
Collateralized mortgage obligations	2,635,000	0	(79,000)	2,556,000
Other	6,145,000	0	(15,000)	6,130,000
Total	$207,529,000	$650,000	$(6,308,000)	$201,871,000
Held to Maturity at December 31, 1999
U.S. Treasury and agencies	$ 0	$ 0	$ 0	$ 0
States and political subdivisions	6,216,000	325,000	(1,000)	6,540,000
Mortgage-backed:
U.S. Government agencies	11,481,000	104,000	(273,000)	11,312,000
Collateralized mortgage obligations	19,000	0	0	19,000
Total	$ 17,716,000	$ 429,000	$ (274,000)	$ 17,871,000

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale at December 31, 1998
U.S. Treasury and agencies	$ 66,043,000	$ 737,000	$ (64,000)	$ 66,716,000
States and political subdivisions	24,733,000	1,756,000	0	26,489,000
Mortgage-backed:
U.S. Government agencies	91,476,000	534,000	(352,000)	91,658,000
Collateralized mortgage obligations	1,021,000	0	(11,000)	1,010,000
Other	4,860,000	2,000	0	4,862,000
Total	$188,133,000	$3,029,000	$(427,000)	$190,735,000
Held to Maturity at December 31, 1998
U.S. Treasury and agencies	$ 2,000,000	$ 19,000	$ 0	$ 2,019,000
States and political subdivisions	6,473,000	636,000	0	7,109,000
Mortgage-backed:
U.S. Government agencies	16,431,000	359,000	(2,000)	16,788,000
Collateralized mortgage obligations	263,000	1,000	0	264,000
Total	$ 25,167,000	$1,015,000	$ (2,000)	$ 26,180,000

Information regarding the amortized cost and fair value of securities by contractual maturity at December 31, 1999 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of mortgage-backed securities may differ from contractual maturities because the borrowers have the right to prepay the underlying obligation without prepayment penalty.
	Available for Sale December 31,1999		Held to Maturity December 31,1999

	Amortized Cost	Value	Amortized Cost	Fair Value
Due in one year or less	$ 10,676,000	$ 10,266,000	$ 627,000	$ 630,000
Due after one year through five years	37,060,000	36,842,000	3,029,000	3,160,000
Due after five years through ten years	63,516,000	60,940,000	2,560,000	2,750,000
Due after ten years	8,228,000	8,223,000	0	0
Subtotal	119,480,000	116,271,000	6,216,000	6,540,000
Mortgage-backed	88,049,000	85,600,000	11,500,000	11,331,000
Total	$ 207,529,000	$ 201,871,000	$ 17,716,000	$ 17,871,000

Proceeds, gross gains and gross losses from sales and calls of securities follows:
Years ended December 31	1999	1998	1997

Available for Sale
Proceeds from sales	$18,030,000	$3,241,000	$17,796,000
Gross gains from sales	$311,000	$35,000	$169,000
Gross losses from sales	(6,000)	0	(40,000)
Net gain/(losses) from sales	305,000	35,000	129,000
Net gains from calls	2,000	27,000	28,000
Net gain/(loss)	$307,000	$62,000	$157,000

Held to Maturity
Net gains from calls/maturities	$0	$3,000	$14,000

Securities with a carrying value of $78,714,000 at December 31, 1999 were pledged to secure public trust deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Note 4. Related Party Loans

Certain directors, executive officers and principal shareholders of Shoreline, including associates of such persons, were loan customers of Shoreline Bank during 1999. A summary of aggregate related party loan activity, for loans aggregating $60,000 or more to any one related party, is as follows for the year ended December 31:
	1999	1998
Balance at January 1	$6,518,000	$6,913,000
New loans	13,367,000	9,884,000
Repayments	(10,576,000)	(10,220,000)
Other changes, net	(260,000)	(59,000)
Balance at December 31	$9,049,000	$6,518,000

Note 5. Allowance for Loan Losses

A summary of the activity in the allowance for loan losses follows:
	1999	1998	1997
Balance, at beginning of year	$ 7,883,000	$ 7,588,000	$ 6,895,000
Additions from acquisitions	0	189,000	541,000
Provision charged to operating expense	480,000	600,000	600,000
	8,363,000	8,377,000	8,036,000
Loan charge-offs	(674,000)	(790,000)	(958,000)
Loan recoveries	295,000	296,000	510,000
Net loan charge-offs	(379,000)	(494,000)	(448,000)
Balance, at end of year	$ 7,984,000	$ 7,883,000	$ 7,588,000

Impaired loans were as follows:
	1999	1998
Year-end loans with allowance for loan losses allocated	$ 7,284,000	$ 210,000
Year-end loans with no allowance for loan losses allocated	0	0
Total impaired loans	$ 7,284,000	$ 210,000

Amount of the allowance allocated	$ 1,093,000	$ 105,000

Average of impaired loans during the year	$ 1,323,000	$ 673,000

Interest income recognized during impairment	$ 126,000	$ 14,000

Cash-basis interest income recognized	$ 143,000	$ 14,000

Loans with carrying values of approximately $485,000 and $459,000 were transferred to foreclosed real estate in 1999 and 1998.

Note 6. Secondary Mortgage Market Activities

Loans serviced for others, which are not reported as assets, totaled $98,444,000 and $107,954,000 at December 31, 1999 and 1998.

For the three years ended December 31, 1999, activity for capitalized mortgage servicing rights and the related valuation allowance was as follows.
	1999	1998	1997
Servicing Rights:
Beginning of year	$877,000	$773,000	$127,000
Additions from acquisitions	0	0	482,000
Additions	110,000	278,000	224,000
Amortized to expense	(124,000)	(174,000)	(60,000)
End of year	$863,000	$877,000	$773,000

A valuation allowance for mortgage servicing rights was not considered necessary for 1999, 1998 or 1997.

Loans held for sale at year-end 1999 and 1998 were approximately $2,066,000 and $5,624,400.

Note 7. Premises and Equipment

A summary of premises and equipment follows:
December 31	1999	1998
Land	$ 1,629,000	$ 1,484,000
Building and improvements	14,679,000	13,422,000
Furniture and equipment	16,516,000	14,875,000
	32,824,000	29,781,000
Accumulated depreciation and amortization	(17,586,000)	(16,053,000)
Net premises and equipment	$ 15,238,000	$ 13,728,000

Depreciation and amortization expense charged to operations was $1,730,000, $1,645,000 and $1,597,000 in 1999, 1998 and 1997, respectively.

Note 8. Deposits

Time deposit accounts individually exceeding $100,000 approximated $91,985,000 and $106,170,000 at year-end 1999 and 1998.

At year-end 1999, stated maturities of time deposits for the next five years and thereafter is as follows:
2000	$ 234,845,000
2001	53,716,000
2002	19,167,000
2003	23,205,000
2004	18,794,000
Thereafter	1,940,000
$ 351,667,000

Brokered deposits totaled approximately $1,982,000 and $6,576,000 at year-end 1999 and 1998. At year-end 1999, brokered deposits had interest rates ranging from 4.65% to 6.00% and maturities ranging from one to eleven days.

Related party deposits totaled approximately $4,363,000 and $6,617,000 at year-end 1999 and 1998.

Note 9. Other Borrowings

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
	1999	1998
Average daily balance during the year	$18,799,000	$14,220,000
Average interest rate during the year	4.03%	4.21%
Maximum month-end balance during the year	$21,594,000	$18,191,000

Securities underlying these agreements at year-end follow:
	1999	1998
Carrying value	$27,817,000	$23,718,000
Fair value	$26,782,000	$24,075,000

Federal Home Loan Bank (FHLB) Advances

At December 31, 1999 and 1998, Shoreline had advances from the FHLB of Indianapolis as follows:
	1999	1998
Fixed Rate
Rates 5.26% to 6.61%
Weighted Average Rate of 5.89%
Due January 2000 to January 2001	$ 37,825,000	$ 8,978,000
Convertible Fixed Rate
Rates 4.65% to 6.18%
Weighted Average Rate of 5.32%
Due August 2000 to June 2009	48,000,000	30,500,000
Variable Rate
Rates 5.82% to 6.22%
Weighted Average Rate of 6.07%
Due February 2000 to September 2002	25,000,000	10,000,000

Total	$ 110,825,000	$ 49,478,000

Interest on the advances is payable monthly. The FHLB advances are collateralized by a blanket lien on qualified 1-to-4 family whole mortgage loans and U.S. Government agency mortgage-backed securities with a combined approximate carrying value of $363.8 million at December 31, 1999.

At year-end 1999, scheduled principal reductions on these advances are as follows:
2000	$ 52,106,000
2001	2,719,000
2002	8,000,000
2003	3,000,000
2004	3,000,000
Thereafter	42,000,000
$ 110,825,000

Note 10. Income Taxes

Components of the provision for federal taxes on income are as follows:
Years ended December 31	1999	1998	1997
Taxes currently payable	$ 3,396,000	$ 5,560,000	$ 4,609,000
Deferred tax expense/(benefit)	2,689,000	(84,000)	165,000
Total	$ 6,085,000	$ 5,476,000	$ 4,774,000

Taxes allocated to securities transactions were $104,000, $22,000 and $58,000 in 1999, 1998 and 1997, respectively.

The difference between the provision in these financial statements and amounts computed by applying the statutory federal income tax rate to pre-tax income is as follows:
Years ended December 31	1999	1998	1997
Statutory federal tax rate	34%	34%	34%
Income computed at the statutory federal tax rate	$ 6,404,000	$ 5,981,000	$ 5,367,000
Add(subtract) tax effect of:
Tax-exempt securities income	(555,000)	(658,000)	(686,000)
Tax-exempt loan income	(195,000)	(124,000)	(162,000)
Non-deductible interest expense	64,000	100,000	89,000
Goodwill amortization	219,000	176,000	89,000
Other	148,000	1,000	77,000
Total	$ 6,085,000	$ 5,476,000	$ 4,774,000

The components of the net deferred tax asset recorded in the balance sheet are as follows:
Years ended December 31	1999	1998
Deferred tax assets
Allowance for loan losses	$ 2,590,000	$ 2,467,000
Net deferred loan fees	121,000	143,000
Deferred compensation	272,000	286,000
Mark-to-market adjustment for securities held for sale	0	861,000
Net unrealized depreciation on securities available for sale	1,813,000	0
Other	358,000	273,000
Total deferred tax assets	5,154,000	4,030,000
Deferred tax liabilities
Accretion of bond discount	(66,000)	(91,000)
Depreciation	(260,000)	(270,000)
Pension	(130,000)	(86,000)
Net unrealized gains on securities available for sale	0	(885,000)
Purchase accounting adjustments	(675,000)	(747,000)
Mortgage servicing rights	(188,000)	(169,000)
Mark-to-market adjustment for securities held for sale	(2,044,000)	0
Total deferred tax liabilities	(3,363,000)	(2,248,000)
Valuation allowance	0	0
Net deferred tax asset	$ 1,791,000	$ 1,782,000

Note 11. Employee Benefits

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

December 31	1999	1998
Change in benefit obligation:
Benefit obligation at beginning of year	$5,642,000	$5,147,000
Plan merger*	406,000	0
Service cost	436,000	327,000
Interest cost	504,000	386,000
Net actuarial loss/(gain)	1,163,000	35,000
Benefits paid	(1,452,000)	(253,000)
Benefit obligation at end of year	$6,699,000	$5,642,000

Change in plan assets:
Fair value of plan assets at beginning of year	$6,107,000	$5,293,000
Plan merger*	590,000	0
Actuarial return on plan assets	758,000	994,000
Employer contributions	311,000	73,000
Benefits paid	(1,452,000)	(253,000)
Fair value of plan assets at end of year	$6,314,000	$6,107,000

Net amount recognized:
Funded status	$(385,000)	$465,000
Unrecognized prior service cost	(155,000)	(147,000)
Unrecognized transition asset	10,000	17,000
Unrecognized net actuarial loss/(gain)	346,000	(449,000)
Prepaid (accrued) benefit cost	$(184,000)	$(114,000)

Weighted-average assumptions as of December 31:
Discount rate	7.0%	7.5%
Expected return on plan assets	8.0%	8.0%
Rate of compensation increase	4.5%	4.5%

	1999	1998	1997
Components of net periodic benefit cost:
Service cost	$436,000	$327,000	$258,000
Interest cost	504,000	386,000	374,000
Expected return on plan assets	(552,000)	(427,000)	(358,000)
Amortization of prior service cost	9,000	9,000	9,000
Amortization of transition (asset)/obligation	(7,000)	(7,000)	(7,000)
Recognized net actuarial loss/(gain)	71,000	25,000	22,000
Net periodic benefit cost	$461,000	$313,000	$298,000

*	The State Bank of Coloma plan merger effective January 1, 1999

Stock Option Plan
 A stock option plan exists under which options may be issued at market prices to employees. The right to exercise the options vests over a four year period, with 20% vesting on the date of the grant and 20% vesting each year after. The options outstanding at December 31, 1999 are as follows:
Issue Date	Expiration Date	Price Per Share	Number of Options Outstanding
December 1, 1990	December 1, 2000	$3.90	17,255
January 1, 1994	January 1, 2004	$8.83	12,449
November 22, 1996	November 22, 2006	$10.53	36,908
August 12, 1998	August 12, 2008	$21.40	1,875
June 18, 1999	June 18, 2009	$20.40	1,250

The weighted-average remaining contractual life of options outstanding at December 31, 1999 was 5 years. The following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option grants after 1994. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. Accordingly, compensation cost actually recognized for stock options was $0 for 1999, 1998 and 1997.

	1999	1998	1997
Net income as reported	$12,750,000	$12,114,000	$11,011,000
Pro forma net income	$12,730,000	$12,057,000	$10,904,000

Basic earnings per share as reported	$1.15	$1.08	$1.00
Pro forma basic earnings per share	$1.14	$1.07	$0.99

Diluted earnings per share as reported	$1.15	$1.07	$0.99
Pro forma diluted earnings per share	$1.14	$1.06	$0.98

No options were granted during 1997. The weighted-average fair values of options granted in 1999 and 1998 were $6.05 and $5.81. The fair value of options granted during 1999 and 1998 was estimated using the following weighted-average information: risk-free interest rates of 5.9% and 5.4%, expected lives of 8 years, expected quarterly volatilities of stock price of 22.8% and 23.7%, and expected dividends of 3.0% for both years. In future years, the pro forma effect of applying this standard is expected to increase as additional options are granted.

The following is a summary of the option transactions for the period January 1, 1997 through December 31, 1999:
	Available for Grant	Options Outstanding	Weighted-Average Exercise Price
Balance at January 1, 1997	10,095	193,438	$6.33
Options exercised	-	(56,579)	4.29
Balance at December 31, 1997	10,095	136,859	7.17
Options granted	(1,875)	1,875	21.40
Options exercised	-	(53,793)	4.88
Options forfeited	2,362	(2,362)	10.53
Balance at December 31, 1998	10,582	82,579	8.88
Options granted	(1,250)	1,250	22.00
Options exercised	-	(12,124)	8.74
Options forfeited	1,968	(1,968)	10.53
Balance at December 31, 1999	11,300	69,737	9.09

Options exercisable at year-end are as follows:
	Number of Options	Weighted Average Exercise Price

1997	99,516	$5.95
1998	58,222	$7.91
1999	60,230	$8.46

Other Employee Benefit Plans
 Shoreline maintains a profit-sharing plan for qualified employees with at least two years of service. Contributions to the profit sharing plan are determined at the discretion of the Board of Directors and equaled 2.5% of profits before income taxes, profit sharing expense and securities gains or losses in 1999, and 3% of profits before income taxes, profit sharing expense and securities gains or losses in 1998 and 1997. Under this plan, $475,000, $542,000 and $483,000 was expensed in 1999, 1998, and 1997, respectively.

Participants in Shoreline's 401(k) salary reduction plan may make deferrals up to 15% of compensation. Shoreline matches 50% of elective deferrals on the first 4% of the participants' compensation. Expense under this plan was $155,000, $157,000 and $146,000 in 1999, 1998 and 1997, respectively.

A stock incentive plan is maintained for key members of management. In 1999, 1998 and 1997, 1,250, 23,750 and 49,219 shares were awarded under the restricted stock provisions of the plan. Shares are awarded at the market price of Shoreline's stock on the date of award and vest in accordance with Shoreline's achievement of predetermined performance measures, as approved by the Board. Shares are earned and compensation expense is recorded over the expected vesting period of the awards. During 1999, 1998 and 1997, 13,598, 11,539 and 9,023 shares were earned under the plan, resulting in compensation expense of $205,000, $162,000 and $115,000, respectively. All shares have been restated for stock dividends and stock splits.

Note 12. Earnings Per Share

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations is presented below (prior periods have been adjusted for the stock split distributed July 2, 1999 to shareholders of record on June 18, 1999):

On December 31, 1999 and 1998, there were 10,986,376 and 11,320,961 common shares outstanding, respectively. For the same dates a maximum of 15,000,000 shares of no par value common stock was authorized.
	1999	1998	1997
Basic earnings per share:
Net income available to common shareholders	$ 12,750,000	$ 12,114,000	$ 11,011,000

Weighted average common shares outstanding	11,127,660	11,279,128	11,044,455
Less: Non-vested stock incentive plan shares	(40,057)	(52,405)	(40,194)
Weighted-average common shares outstanding
For basic earnings per share	11,087,603	11,226,723	11,004,261

Basic earnings per share	$ 1.15	$ 1.08	$ 1.00

Diluted earnings per share:
Net income available to common shareholders	$ 12,750,000	$ 12,114,000	$ 11,011,000
Weighted-average common shares outstanding
For basic earnings per share	11,087,603	11,226,723	11,004,261
Add: Dilutive effect of assumed exercise of
stock options	40,078	50,040	72,968
Add: Dilutive effect of non-vested stock
incentive plan shares	8,429	13,785	7,939
Weighted-average common and potentially
Dilutive common shares outstanding	11,136,110	11,290,548	11,085,168

Diluted earnings per share	$ 1.15	$ 1.07	$ 0.99

Note 13. Commitments, Off-Balance-Sheet Risk and Contingencies

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

Shoreline has the following commitments outstanding:
December 31	1999	1998
Unfunded loan commitments	$ 23,081,000	$ 37,394,000
Unused lines of credit	92,511,000	98,759,000
Standby letters of credit	7,729,000	9,456,000
Total	$123,321,000	$145,609,000

Fixed rate loan commitments have interest rates ranging from 6.375% to 10.50% and terms ranging from one month to 30 years.

Note 14. Fair Values of Financial Instruments

The following table shows the estimated fair value and the related carrying amount of the Shoreline's financial instruments at December 31, 1997 and 1996. Items that are not financial instruments are not included.
	1999		1998
December 31	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$55,727,000	$55,727,000	$71,890,000	$71,889,000
Securities available for sale	201,871,000	201,871,000	190,735,000	190,735,000
Securities held to maturity	17,716,000	17,871,000	25,167,000	26,180,000
Loans, net of allowance for loan losses	694,569,000	690,139,000	627,276,000	634,368,000
Demand and savings deposits	(441,286,000)	(441,286,000)	(427,761,000)	(427,761,000)
Time deposits	(351,668,000)	(351,532,000)	(368,081,000)	(372,784,000)
Securities sold under agreements to
repurchase	(20,879,000)	(20,879,000)	(18,191,000)	(18,191,000)
FHLB advances	(110,825,000)	(110,697,000)	(49,478,000)	(49,442,000)

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 1999 and 1998. The estimated fair value for cash and cash equivalents is considered to approximate cost. The estimated fair value for securities held to maturity and securities available for sale is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for commercial loans is based on estimates of the difference in interest rates Shoreline would charge the borrowers for similar loans with similar maturities made at December 31, 1999 and 1998, applied for an estimated time period until the loan is assumed to reprice or be paid. The estimated fair value for other loans is based on estimates of the rate Shoreline would charge for similar loans at December 31, 1999 and 1998, applied for the time period until estimated repayment. The estimated fair value for demand, savings deposits and securities sold under agreements to repurchase is based on their carrying value. The estimated fair value for time deposits and long-term debt is based on estimates of the rate that Shoreline would pay on such deposits or borrowings at December 31, 1999 and 1998, applied for the time period until maturity. The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost and are not considered significant to this presentation.

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that if Shoreline had disposed of such items at December 31, 1999, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1999 should not necessarily be considered to apply at subsequent dates.

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

Note 15. Regulatory Matters

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

Shoreline Bank capital levels approximate the consolidated capital levels of Shoreline Financial Corporation. At year end, consolidated actual capital levels (in millions) and minimum required levels were:

($ in millions)	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
1999	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk assets	$77.1	12.4%	$49.8	8.0%	$62.3	10.0%
Tier 1 capital to risk assets	69.3	11.2%	24.9	4.0%	37.4	6.0%
Tier 1 capital to average assets	69.3	6.9%	40.2	4.0%	50.3	5.0%

1998
Total capital to risk assets	$77.6	13.5%	$45.9	8.0%	$57.4	10.0%
Tier 1 capital to risk assets	70.5	12.3%	23.0	4.0%	34.4	6.0%
Tier 1 capital to average assets	70.5	7.6%	37.2	4.0%	46.5	5.0%

At year-end 1999, Shoreline was categorized as well capitalized.

Note 16. Condensed Financial Information of the Parent Company

The condensed financial information of the parent company, Shoreline Financial Corporation, is summarized below.

Condensed Balance Sheets
December 31	1999	1998
Assets
Cash	$269,000	$1,834,000
Investment in subsidiary	79,846,000	85,351,000
Other assets	22,000	87,000
Total Assets	$80,137,000	$87,272,000
Liabilities and Shareholders' Equity
Liabilities	$320,000	$61,000
Shareholders' equity	79,817,000	87,211,000
Total Liabilities and Shareholders' Equity	$80,137,000	$87,272,000

Condensed Statements of Income
Years ended December 31	1999	1998	1997
Income
Dividends from subsidiary - cash	$12,960,000	$9,954,000	$4,461,000
Expense
Total expense	403,000	403,000	414,000
Income before income tax and undistributed
subsidiary income	12,557,000	9,551,000	4,047,000
Income tax benefit	137,000	133,000	132,000
Equity in undistributed net income of subsidiary	56,000	2,430,000	6,832,000
Net Income	$12,750,000	$12,114,000	$11,011,000

Condensed Statements of Cash Flows
Years ended December 31	1999	1998	1997
Cash flows from operating activities:
Net Income	$12,750,000	$12,114,000	$11,011,000
Adjustments:
Equity in undistributed income of subsidiary	56,000	(2,430,000)	(6,832,000)
Other	416,000	66,000	316,000
Total adjustments	472,000	(2,364,000)	(6,517,000)
Net cash from operating activities	13,222,000	9,750,000	4,495,000
Cash flows from financing activities:
Dividends paid	(6,556,000)	(5,977,000)	(5,017,000)
Proceeds from shares issued	1,363,000	1,357,000	1,133,000
Payments to retire common stock	(9,594,000)	(4,441,000)	0
Net cash from financing activities	(14,787,000)	(9,061,000)	(3,884,000)
Net change in cash and cash equivalents	(1,565,000)	689,000	611,000
Cash and cash equivalents at beginning of year	1,834,000	1,145,000	534,000
Cash and cash equivalents at end of year	$269,000	$1,834,000	$1,145,000

Shoreline Financial Corporation's primary source of revenue is its wholly owned subsidiary, Shoreline Bank. The payment of dividends by Shoreline Bank is restricted to net profits, as defined by the Michigan Banking Code, then on hand after deducting losses and bad debts, as also defined by the Michigan Banking Code. Accordingly, in 1999, the subsidiary bank may distribute to Shoreline, in addition to 2000 net profits, approximately $36.7 million in dividends without prior approval from bank regulatory agencies.

Note 17. Recent Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

The adoption of SFAS No. 133 as amended becomes effective beginning January 1, 2001 and is not expected to have an impact on Shoreline's financial position or results of operations as the company does not at this time engage in the type of activities covered by the Statement.

Note 18. Acquisitions

In July 1998, Shoreline acquired The State Bank of Coloma in a transaction accounted for as a purchase. The effect of this transaction is not considered material to the financial results.

In June 1997, Shoreline completed the acquisition of SJS Bancorp, Inc. and its principal subsidiary, St. Joseph Savings and Loan, located in St. Joseph, Michigan for approximately $24.8 million in cash. The excess of the purchase price over the fair value of the net assets acquired was $10.6 million.

The following pro-forma information assumes SJS Bancorp, Inc. had been acquired at the start of 1997 (dollars in thousands, except per share data):
1997

Interest income	$ 33,569
Net income	9,667
Basic earnings per share	1.10
Diluted earnings per share	1.09

Supplemental Quarterly Financial and Common Stock Data
(In thousands, except per share data)
1999	March 31	June 30	September 30	December 31
Interest income	$ 16,854	$ 17,252	$ 7,786	$ 18,770
Net interest income	8,742	9,193	9,325	9,612
Provision for loan losses	120	120	120	120
Income before income taxes	4,527	4,809	4,742	4,757
Net income	3,105	3,263	3,229	3,153
Basic earnings per share	$ 0.27	$ 0.29	$ 0.29	$ 0.29
Diluted earnings per share	$ 0.27	$ 0.29	$ 0.29	$ 0.29
Market Price of Common Stock:
High	$ 21.60	$ 24.60	$ 26.25	$ 21.19
Low	$ 20.00	$ 20.40	$ 20.25	$ 18.00

1998	March 31	June 30	September 30	December 31
Interest income	$ 16,676	$ 16,892	$ 17,270	$ 17,320
Net interest income	8,212	8,376	8,608	8,828
Provision for loan losses	150	150	150	150
Income before income taxes	4,337	4,394	4,403	4,456
Net income	3,032	3,016	3,010	3,056
Basic earnings per share	$ 0.27	$ 0.27	$ 0.26	$ 0.27
Diluted earnings per share	$ 0.27	$ 0.27	$ 0.26	$ 0.26
Market Price of Common Stock:
High	$ 23.86	$ 27.60	$ 24.90	$ 23.50
Low	$ 18.66	$ 22.80	$ 19.60	$ 20.30

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.  Directors and Executive Officers of Registrant

The information set forth under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Shoreline's Definitive Proxy Statement for its May 4, 2000, annual meeting of shareholders is hereby incorporated by reference.

Item 11.  Executive Compensation

The information set forth under the caption "Compensation of Executive Officers and Directors" in Shoreline's Definitive Proxy Statement for its May 4, 2000, annual meeting of shareholders is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption "Voting Securities" in Shoreline's Definitive Proxy Statement for its May 4, 2000, annual meeting of shareholders is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

The information set forth under the caption "Certain Relationships and Related Transactions" in Shoreline's Definitive Proxy Statement for its May 4, 2000, annual meeting of shareholders is hereby incorporated by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)

(1) Financial Statements - The following consolidated financial statements, notes to consolidated financial statements and independent auditors' report of Shoreline Financial Corporation are filed as part of this report:

Consolidated Balance Sheets - December 31, 1999 and 1998

Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Comprehensive Income for the years ended December 31, 1999, 1998, and 1997

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998, and 1997

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

Notes to Consolidated Financial Statements

Report of Independent Auditors dated February 17, 2000

(2) Financial Statement Schedules - Not Applicable

(3) Exhibits - The following exhibits are filed as part of this report

Number	Exhibit

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to Shoreline's Quarterly Report on Form 10-Q for the period ended June 30, 1998. Herein incorporated by reference.

3.2	By-laws. Previously filed as Exhibit 3(b) to Shoreline's Form S-1 Registration Statement filed March 23, 1990. Herein incorporated by reference.

4

Long term debt. Shoreline has outstanding long term debt which at the time of this report does not exceed 10% of Shoreline's total consolidated assets. Shoreline agrees to furnish copies of the agreements defining the rights of holders of such long term indebtedness to the Securities and Exchange Commission upon request.

10.1	Form of Indemnity Agreement. Previously filed as Exhibit 10(d) to Shoreline's Form S-4 Registration Statement filed September 25, 1987. Herein incorporated by reference.

10.2	Employment Agreements.*

10.3	1989 Stock Option Plan.* Previously filed as Exhibit 28 to Shoreline's Form S-8 Registration Statement filed May 31, 1989. Herein incorporated by reference.

10.4	Deferred Compensation Agreements.* Previously filed as Exhibit 10.4 to Shoreline's 1998 Form 10-K Annual Report filed March 26, 1999. Herein incorporated by reference.

10.5	Bonus Program - 1999.*

10.6	Statement for its May 1, 1996, annual meeting of shareholders. Herein incorporated by reference.

Statement for its May 1, 1996, annual meeting of shareholders. Herein incorporated by reference.

10.7	Directors' Deferred Compensation Plan.* Previously filed as Exhibit 10(g) to Shoreline's 1996 Form 10-K Annual Report filed March 26, 1997. Herein incorporated by reference.

11

Statement Regarding Computation of Earnings per Common Share. The computation of earnings per common share is fully described in Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

21	List of Subsidiaries. Previously filed as Exhibit 21 to Shoreline's 1998 Form 10-K Annual Report filed on March 26, 1999. Herein incorporated by reference.

23	Consent of Independent Auditors

24	Powers of Attorney

27.1	Financial Data Schedule for Year Ended December 31, 1999
__________________

*	These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

Shoreline will furnish a copy of any exhibit listed above to any shareholder of Shoreline without charge upon written request to Mr. Wayne R. Koebel, Executive Vice President and Chief Financial Officer, Shoreline Financial Corporation, 823 Riverview Dr., Benton Harbor, Michigan 49022.

          (b)          Reports on Form 8-K

Shoreline filed no Current Reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SHORELINE FINANCIAL CORPORATION (Registrant)

Date: March 28, 2000	/s/ Dan L. Smith Dan L. Smith Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Dan L. Smith Dan L. Smith	Director, Chairman and Chief Executive Officer	March 28, 2000

/s/ James R. Milroy James R. Milroy	Director, President and Chief Operating Officer	March 28, 2000

/s/ Wayne R. Koebel Wayne R. Koebel	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2000

*DIRECTORS

Louis A. Desenberg		Merlin J. Hanson
Thomas T. Huff		James E. LeBlanc
L. Richard Marzke		James F. Murphy
Robert L. Starks		Jeffery H. Tobian
Ronald L. Zile

*By /s/ Wayne R. Koebel Wayne R. Koebel Attorney-in-Fact	March 28, 2000

EXHIBIT INDEX
Number	Exhibit

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to Shoreline's Quarterly Report on Form 10-Q for the period ended June 30, 1998. Herein incorporated by reference.

3.2	By-laws. Previously filed as Exhibit 3(b) to Shoreline's Form S-1 Registration Statement filed March 23, 1990. Herein incorporated by reference.

4

Long term debt. Shoreline has outstanding long term debt which at the time of this report does not exceed 10% of Shoreline's total consolidated assets. Shoreline agrees to furnish copies of the agreements defining the rights of holders of such long term indebtedness to the Securities and Exchange Commission upon request.

10.1	Form of Indemnity Agreement. Previously filed as Exhibit 10(d) to Shoreline's Form S-4 Registration Statement filed September 25, 1987. Herein incorporated by reference.

10.2	Employment Agreements.*

10.3	1989 Stock Option Plan.* Previously filed as Exhibit 28 to Shoreline's Form S-8 Registration Statement filed May 31, 1989. Herein incorporated by reference.

10.4	Deferred Compensation Agreements.* Previously filed as Exhibit 10.4 to Shoreline's 1998 Form 10-K Annual Report filed March 26, 1999. Herein incorporated by reference.

10.5	Bonus Program - 1999.*

10.6	Stock Incentive Plan of 1996.* Previously filed as an appendix to Shoreline's Definitive Proxy Statement for its May 1, 1996, annual meeting of shareholders. Herein incorporated by reference.

10.7	Directors' Deferred Compensation Plan.* Previously filed as Exhibit 10(g) to Shoreline's 1996 Form 10-K Annual Report filed March 26, 1997. Herein incorporated by reference.

11

Statement Regarding Computation of Earnings per Common Share. The computation of earnings per common share is fully described in Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

21	List of Subsidiaries. Previously filed as Exhibit 21 to Shoreline's 1998 Form 10-K Annual Report filed on March 26, 1999. Herein incorporated by reference.

23	Consent of Independent Auditors

24	Powers of Attorney

27.1	Financial Data Schedule for Year Ended December 31, 1999
______________________

*	These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.