Form 10-Q
period 2000-03-31
SHORELINE FINANCIAL CORP
filed 2000-05-12
CIK 822697

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________

FORM 10-Q
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO_____________.

Commission File No. 0-16444

SHORELINE FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan	38-2758932
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

823 Riverview Drive
Benton Harbor, MI	49022
(Address of Principal Executive Offices)	(Zip Code)

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

As of April 30, 2000 there were 10,935,052 issued and outstanding shares of the Registrant's Common Stock.

SHORELINE FINANCIAL CORPORATION
FORM 10-Q
INDEX
		Page Number

FORWARD-LOOKING STATEMENTS		2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

	Independent Accountants' Report	3

	Condensed Consolidated Balance Sheets,
	March 31, 2000 and December 31, 1999	4

	Condensed Consolidated Statements of Income and
	Comprehensive Income
	Three Months Ended March 31, 2000 and 1999	5

	Condensed Consolidated Statements of Cash Flows,
	Three Months Ended March 31, 2000 and 1999	6

	Notes to Condensed Consolidated Financial Statements	7-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES		14

Forward-Looking Statements

This Form 10-Q Quarterly Report and the documents incorporated in this report by reference contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," " plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. Management's judgment relating to and discussions of the provision and allowance for loan losses involve judgments as to future events and are inherently forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Future factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. Shoreline undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Shoreline Financial Corporation
Benton Harbor, Michigan

We have reviewed the consolidated balance sheet of Shoreline Financial Corporation as of March 31, 2000, and the related consolidated statements of income and comprehensive income and cash flows for the quarters ended March 31, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with standards established by the AICPA. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

/s/ Crowe, Chizek and Company LLP

South Bend, Indiana
May 5, 2000

SHORELINE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2000	December 31, 1999
Assets
Cash and due from banks	$33,071,000	$35,002,000
Interest-earning deposits	6,225,000	11,125,000
Federal funds sold	8,175,000	9,600,000
Total cash and cash equivalents	47,471,000	55,727,000
Securities available for sale (carried at fair value)	207,084,000	201,871,000
Securities held to maturity (fair values of $16,771,000
and $17,871,000, respectively)	16,742,000	17,716,000
Loans:
Commercial	329,705,000	328,904,000
Mortgage	265,562,000	259,160,000
Consumer	116,545,000	114,489,000
Total loans	711,812,000	702,553,000
Less allowance for loan losses	8,051,000	7,984,000
	703,761,000	694,569,000
Premises and equipment, net	16,881,000	15,238,000
Intangible assets, net	14,015,000	14,297,000
Other assets	12,317,000	13,818,000
Total Assets	$1,018,271,000	$1,013,236,000

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$102,478,000	$96,592,000
Interest-bearing	723,508,000	696,362,000
Total deposits	825,986,000	792,954,000
Securities sold under agreements to repurchase	17,206,000	20,879,000
Federal Home Loan Bank (FHLB) Advances	88,234,000	110,825,000
Other liabilities	6,807,000	8,761,000
Total Liabilities	938,233,000	933,419,000
Shareholders' Equity
Preferred stock, no par value; 1,000,000 shares authorized
none issued or outstanding	0	0
Common stock; no par value, 15,000,000 shares authorized;
10,953,932 and 10,986,376 issued and outstanding
at March 31, 2000 and December 31, 1999, respectively	0	0
Additional paid-in capital	61,242,000	61,554,000
Unearned stock incentive plan shares	(671,000)	(723,000)
Accumulated other comprehensive loss	(4,556,000)	(3,845,000)
Retained earnings	24,023,000	22,831,000
Total Shareholders' Equity	80,038,000	79,817,000
Total Liabilities and Shareholders' Equity	$1,018,271,000	$1,013,236,000

See accompanying notes to condensed consolidated financial statements.

SHORELINE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
	Three Months Ended March 31,
	2000	1999
Interest Income
Loans, including fees	$14,716,000	$13,142,000
Securities:
Taxable	3,387,000	2,896,000
Tax-exempt	406,000	469,000
Federal funds sold	242,000	107,000
Deposits with banks	153,000	240,000
Total interest income	18,904,000	16,854,000
Interest Expense
Deposits	7,891,000	7,223,000
Short-term borrowings	241,000	161,000
FHLB advances	1,402,000	728,000
Total interest expense	9,534,000	8,112,000
Net Interest Income	9,370,000	8,742,000
Provision for loan losses	150,000	120,000
Net Interest Income After Provision
For Loan Losses	9,220,000	8,622,000
Other Income
Service charges on deposit accounts	815,000	565,000
Trust fees	612,000	568,000
Net gain (loss) on security sales	(37,000)	246,000
Net gain on loan sales	63,000	362,000
Other	373,000	378,000
Total other income	1,826,000	2,119,000
Other Expenses
Salaries and employee benefits	3,538,000	3,430,000
Occupancy	498,000	425,000
Equipment	668,000	559,000
Insurance	78,000	36,000
Advertising and public relations	184,000	180,000
Professional fees	538,000	378,000
Other taxes	128,000	156,000
Amortization of intangibles	283,000	277,000
Other	943,000	773,000
Total other expenses	6,858,000	6,214,000
Income Before Income Taxes	4,188,000	4,527,000
Federal income tax expense	1,356,000	1,422,000
Net Income	$2,832,000	$3,105,000

Comprehensive Income	$2,121,000	$3,902,000

Basic Earnings Per Share	$0.26	$0.27
Diluted Earnings Per Share	$0.26	$0.27
Dividends Declared	$0.15	$0.14

See accompanying notes to condensed consolidated financial statements

SHORELINE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2000	1999

Net cash from operating activities	$3,893,000	$4,353,000

Cash flows from investing activities:
Net increase in loans	(9,342,000)	(894,000)
Securities available for sale:
Purchase	(14,263,000)	(18,018,000)
Proceeds from sales	3,973,000	2,482,000
Proceeds from maturities, calls and principal reductions	3,762,000	4,850,000
Securities held to maturity:
Purchase	0	0
Proceeds from maturities, calls and principal reductions	974,000	9,405,000
Premises and equipment expenditures	(2,068,000)	(489,000)
Net cash used in investing activities	(16,964,000)	(2,664,000)

Cash flows from financing activities:
Net increase (decrease) in deposits	33,032,000	(9,186,000)
Net increase (decrease) in short-term borrowings	(3,673,000)	1,059,000
Proceeds from FHLB advances	20,000,000	8,000,000
Repayment of FHLB advances	(42,591,000)	(3,100,000)
Dividends paid	(1,641,000)	(1,621,000)
Proceeds from shares issued	309,000	329,000
Payments to retire common stock	(621,000)	(2,319,000)
Net cash from (used in) financing activities	4,815,000	(6,838,000)

Net change in cash and cash equivalents	(8,256,000)	(5,149,000)
Cash and cash equivalents at beginning of year	55,727,000	71,889,000
Cash and cash equivalents at March 31	$47,471,000	$66,740,000

Cash paid during the year for:
Interest	$9,676,000	$8,451,000
Income Taxes	$510,000	$0

See accompanying notes to condensed consolidated financial statements

SHORELINE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Shoreline Financial Corporation and its wholly owned subsidiary, Shoreline Bank. In the opinion of management, all adjustments, consisting only of recurring accruals, considered necessary for a fair presentation of the Corporation's consolidated financial position, results of operations and cash flows have been included.

Certain information and note disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by the Securities and Exchange Commission's interim reporting rules and regulations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Shoreline's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2 - Non-Performing Assets
	March 31,
	2000	1999

Non-accrual loans	$1,593,000	$806,000
Restructured loans	0	0
Other real estate owned	158,000	659,000
Total non-performing loans	$1,751,000	$1,465,000

Note 3 - Allowance for Loan Losses
	March 31,
	2000	1999

Beginning balance	$7,984,000	$7,883,000
Provision charged against income	150,000	120,000
Recoveries	131,000	90,000
Loans charged off	(214,000)	(234,000)
Balance, end of period	$8,051,000	$7,859,000

At March 31, 2000, total loans considered impaired were $6,214,000 with an average for the quarter of approximately $6,749,000. At March 31, 1999, total loans considered impaired were $211,000 with an average for the quarter of approximately $211,000. The allowance for impaired loans was $932,000 and $106,000 at March 31, 2000 and 1999, respectively.

Subsequent to March 31, 2000, one commercial loan relationship totaling approximately $5.5 million became impaired. Events leading to the classification of this relationship as impaired were not known to management prior to March 31, 2000. Management is evaluating the events impacting the relationship to better understand the amount of impairment that exists. Based on information currently known, no impairment loss has been provided for in the financial statements.

Note 4 - Stock Options

A stock option plan exists under which options may be issued at market prices to employees. The right to exercise the options vests over a four year period, with 20% vesting on the date of the grant and 20% vesting each year thereafter.

			Number
		Price Per	of Options
Issue Date	Expiration Date	Share	Outstanding

December 1, 1990	December 1, 2000	$3.90	3,464
January 1, 1994	January 1, 2004	$8.83	11,449
November 22, 1996	November 22, 2006	$10.53	35,439
August 12, 1998	August 12, 2008	$21.40	1,875
June 18, 1999	June 18, 2009	$20.40	1,250
January 18, 2000	January 18, 2010	$18.00	9,332

The weighted-average remaining contractual life of the options outstanding at March 31, 2000 was six years. The following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option grants after 1994. The exercise price of the options granted is equivalent to the market value of the underlying stock at the grant date. Accordingly, compensation cost actually recognized for stock options was $0 for the first three months of 2000.

March 31, 2000

Net income as reported	$2,832,000
Pro forma net income	$2,821,000

Basic earnings per share as reported	$0.26
Pro forma basic earnings per share	$0.26

Diluted earnings per share as reported	$0.26
Pro forma diluted earnings per share	$0.26

The weighted average fair value of the options granted January 18, 2000 was $5.20 based on the following estimates: risk-free interest rates of 6.5%, an expected life of 8 years, expected stock price volatility of 22.66% and expected dividends of 3.0%. In future years, the pro forma effect of applying this standard may increase as additional options are granted.

The following is summarized option activity for the period January 1, 1998 through March 31, 2000:

	Available for Grant	Options Outstanding	Weighted-Average Exercise Price
Balance at January 1, 1998	10,095	136,859	$7.17
Options granted	(1,875)	1,875	21.40
Options exercised	0	(53,793)	4.88
Options forfeited	2,362	(2,362)	10.53
Balance at December 31, 1998	10,582	82,579	8.88
Options granted	(1,250)	1,250	20.40
Options exercised	0	(12,124)	8.74
Options forfeited	1,968	(1,968)	10.53
Balance at December 31, 1999	11,300	69,737	9.90
Options granted	(9,332)	9,332	18.00
Options exercised	0	(16,260)	4.80
Balance at March 31, 2000	1,968	62,809	11.49

The number of exercisable options and the weighted average exercise price at March 31, 2000 was 44,262 and $10.13, respectively.

Note 5 - Common Stock and Earnings Per Share

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations is presented below.

	March 31,
	2000	1999
Basic earnings per share:
Net income available to common shareholders	$2,832,000	$3,105,000

Weighted average common shares outstanding	10,951,134	11,268,178
Less: Non-vested stock incentive plan shares	(36,454)	(49,098)
Weighted-average common shares outstanding
for basic earnings per share	10,914,680	11,219,643

Basic earnings per share	$0.26	$0.27
Diluted earnings per share:
Net income available to common shareholders	$2,832,000	$3,105,000
Weighted-average common shares outstanding
for basic earnings per share	10,914,680	11,219,643
Add: Dilutive effect of assumed exercise of
stock options	19,461	46,431
Add: Dilutive effect of non-vested stock
incentive plan shares	3,786	11,251
Weighted-average common and potentially
dilutive common shares outstanding	10,937,927	11,277,325

Diluted earnings per share	$0.26	$0.27

At its May 1999 Board of Directors meeting, the Directors declared a 5 for 4 stock split distributed to shareholders July 2, 1999 to shareholders of record June 18, 1999. All 1999 per share information was restated to reflect the above mentioned stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected Shoreline's financial condition and results of operations during the periods specified in the condensed consolidated financial statements included earlier in this filing.

Results of Operations

First quarter net income was $2.8 million, or $.26 per diluted common share. In the same period last year, net income was $3.1 million, or $.27 per diluted common share. The year-to-year decline in net income was 8.8% but the decline in earnings per share was only 6.2% due to the Corporation's share repurchase program.

The Corporation's annualized return on average equity was 14.28% and the annualized return on average assets was 1.11%. In the same quarter of 1999, the returns were 14.50% and 1.32%, respectively.

Shoreline's net interest income on a fully taxable equivalent basis was $9.7 million, a 6.6% increase over the $9.1 million recorded for the first quarter of 1999 due to a higher level of earning assets and strong commercial loan fees. The net interest margin for the first quarter of 2000 was 4.04%, down nine basis points from last year's ratio as the cost of funds increased 29 basis points. The yields on earning assets also rose for the quarter over quarter comparison, but only by 19 basis points. Shoreline is liability sensitive and as a result when the interest rates rise, the rates paid on many of the bank's deposit products rise as well. The yields earned on earning assets, however, increase at a slower pace, over a longer period of time.

Asset quality remained strong during the quarter with the non-performing assets to loans ratio at .27%, level with last year's ratio. The net charge-offs to average loans ratio for the first quarter of 2000 was .05%, an improvement from the .08% reported for this same ratio a year ago. While the allowance for loan losses to period end loans ratio declined to 1.13% from the 1.24% reported on March 31, 1999, the decrease was due in part to growth in the loan portfolio, which was up 11.9%, and the quality of the portfolio which did not require additional allowance.

Non-interest income for the first quarter of 2000, excluding securities transactions and gains on the sale of mortgages, increased 19.2% over the year ago quarter as service charges on deposit accounts and trust income were up 44.3% and 7.9%, respectively. Negatively affecting non-interest income were losses recorded from securities transactions and a decline in gains on the sale of mortgages. For the first quarter of 2000, the Corporation reported securities transaction losses of $37,000. For the same period a year ago, the Corporation had securities transaction gains of $246,000. Gains on the sale of mortgages for the first quarter of 2000 were $63,000, compared with gains of $362,000 a year ago.

Non-interest expense was up 10.4% for the quarter to quarter comparison as a result of the Corporation's recent expansion activities into the Sister Lakes, Coloma, Byron Center and Kalamazoo/Portage markets. Also contributing to the higher expense level were the Corporation's ongoing investments in technology. Total salary and benefits, the largest category within non-interest expense, however, was up only 3.1% over last year's first quarter.

Balance Sheet Changes

Total earning assets at March 31, 2000 were up $7.2 million from year-end as loans were up $9.3 million and investment securities were up $4.2 million. The increase in loans occurred primarily in the mortgage loan portfolio, which was up $6.4 million from year-end. Partially offsetting the increases in loans and investments was a $6.3 million decrease in interest earning deposits and federal funds sold.

Total deposits were up $33.0 million from year-end as a result of growth in Super Public Funds (+$21.1 million), Time Deposits greater than $100,000 (+$9.1 million), and Demand Deposits (+$5.9 million).

Over the same time period, Federal Home Loan Bank borrowings decreased $22.6 million, as the additional liquidity desired for possible Year 2000 issues was not required and the growth in deposits was sufficient to cover earning asset growth.

Liquidity and Capital Resources

The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customers' loan demand and deposit withdrawals. Shoreline's liquidity sources consist of securities available for sale, maturing loans and short term investments. Shoreline's liquidity is also supported by its core deposit base.

At March 31, 2000, shareholders' equity was $80.0 million compared with the $79.8 million recorded on December 31, 1999. The increase in shareholders' equity was mainly the result of the net retention of earnings.

The table below represents Shoreline's consolidated regulatory capital position as of March 31, 2000.

	Regulatory Minimum	Well-Capitalized	March 31, 2000

Risk based:

Tier 1 capital	4.00%	6.00%	11.19%
Total capital	8.00%	10.00%	12.44%
Tier 1 leverage	3.00%	5.00%	6.89%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in Shoreline's Form 10-K Annual Report for its fiscal year ended December 31, 1999, is incorporated herein by reference

Shoreline faces market risk to the extent that both earnings and the values of its financial instruments are affected by changes in interest rates. Shoreline manages this risk through simulation modeling. Throughout the first three months of 2000, the modeling results were within Shoreline's policy guidelines. Shoreline does not believe that there has been a material change in the nature of Shoreline's primary market risk exposures, including the categories of market risk to which Shoreline is exposed and the particular markets that present the primary risk of loss to Shoreline. As of the date of this Form 10-Q Quarterly Report, Shoreline does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

Shoreline's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors that are outside of Shoreline's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned "Forward-Looking Statements" at the beginning of this document for a discussion of the limitations on Shoreline's responsibility for such statements.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to Shoreline's Quarterly Report on Form 10-Q for the period ended June 30, 1998. Herein incorporated by reference.

3.2	By-laws. Previously filed as Exhibit 3(b) to Shoreline's Form S-1 Registration Statement filed March 23, 1990. Herein incorporated by reference.

11	Statement Regarding Computation of Earnings per Common Share. The computation of earnings per share is described in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

15	Letter Regarding Unaudited Interim Financial Information.

27	Financial Data Schedule for the Three Months Ended March 31, 2000.

(b)	Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 11, 2000	SHORELINE FINANCIAL CORPORATION (Registrant) /s/ Dan L. Smith Dan L. Smith Chairman and Chief Executive Officer

Date May 11, 2000	/s/Wayne R. Koebel Wayne R. Koebel Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to Shoreline's Quarterly Report on Form 10-Q for the period ended June 30, 1998. Herein incorporated by reference.

3.2	By-laws. Previously filed as Exhibit 3(b) to Shoreline's Form S-1 Registration Statement filed March 23, 1990. Herein incorporated by reference.

11	Statement Regarding Computation of Earnings per Common Share. The computation of earnings per share is described in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

15	Letter Regarding Unaudited Interim Financial Information.

27	Financial Data Schedule for the Three Months Ended March 31, 2000.