Form 10-Q
period 2000-06-30
SHORELINE FINANCIAL CORP
filed 2000-08-11
CIK 822697

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-16444

SHORELINE FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State of Other Jurisdiction of Incorporation or Organization	38-2758932 (I.R.S. Employer Identification No.)

823 Riverview Drive Benton Harbor, MI (Address of Principal Executive Offices)	49022 (Zip Code)

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

As of July 31, 2000 there were 11,511,486 issued and outstanding shares of the Registrant's Common Stock.

SHORELINE FINANCIAL CORPORATION
FORM 10-Q
INDEX

		Page Number
FORWARD-LOOKING STATEMENTS		2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Report of Independent Accountants	3

	Condensed Consolidated Balance Sheets, June 30, 2000 and December 31, 1999	4

	Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2000 and 1999	5

	Condensed Consolidated Statements of Cash Flows, six months ended June 30, 2000 and 1999	6

	Notes to Condensed Consolidated Financial Statements	7-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURES		13

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Shoreline Financial Corporation
Benton Harbor, Michigan

We have reviewed the condensed consolidated balance sheet of Shoreline Financial Corporation as of June 30, 2000, and the related condensed consolidated statements of income and comprehensive income for the quarter and year-to-date periods ended June 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the year-to-date periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

By	/s/Crowe, Chizek and Company LLP Crowe, Chizek and Company LLP

South Bend, Indiana
August 4, 2000

SHORELINE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2000	December 31, 1999
Assets
Cash and due from banks	$ 38,783,000	$ 35,002,000
Interest-earning deposits	100,000	11,125,000
Federal funds sold	5,050,000	9,600,000
Total cash and cash equivalents	43,933,000	55,727,000
Securities available for sale (carried at fair value)	213,406,000	201,871,000
Securities held to maturity (fair values of $19,232,000
and $17,871,000, respectively)	19,217,000	17,716,000
Loans:
Commercial	335,925,000	328,904,000
Mortgage	285,579,000	259,160,000
Consumer	120,739,000	114,489,000
Total loans	742,243,000	702,553,000
Less allowance for loan losses	8,164,000	7,984,000
	734,079,000	694,569,000
Premises and equipment, net	16,808,000	15,238,000
Intangible assets, net	13,732,000	14,297,000
Other assets	12,101,000	13,818,000
Total Assets	$ 1,053,276,000	$ 1,013,236,000

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$ 109,264,000	$ 96,592,000
Interest-bearing	720,293,000	696,362,000
Total deposits	829,557,000	792,954,000
Securities sold under agreements to repurchase	24,091,000	20,879,000
Federal Home Loan Bank (FHLB) Advances	112,241,000	110,825,000
Other liabilities	5,820,000	8,761,000
Total Liabilities	971,709,000	933,419,000
Shareholders' Equity
Preferred stock, no par value; 1,000,000 shares authorized;
none issued or outstanding	0	0
Common stock; no par value, 15,000,000 shares authorized;
11,510,731 and 11,718,147 issued and outstanding at
June 30, 2000 and December 31, 1999, respectively	0	0
Additional paid-in capital	61,281,000	61,554,000
Stock dividend to be distributed	7,176,000	0
Unearned stock incentive plan shares	(619,000)	(723,000)
Accumulated other comprehensive loss	(4,817,000)	(3,845,000)
Retained earnings	18,546,000	22,831,000
Total Shareholders' Equity	81,567,000	79,817,000
Total Liabilities and Shareholders' Equity	$ 1,053,276,000	$ 1,013,236,000

See accompanying notes to condensed consolidated financial statements.

SHORELINE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	1999	2000	1999
Interest Income
Loans, including fees	$ 15,218,000	$ 13,429,000	$ 29,934,000	$ 26,570,000
Securities:
Taxable	3,454,000	3,072,000	6,841,000	5,969,000
Tax-exempt	406,000	414,000	812,000	883,000
Federal funds sold	275,000	87,000	517,000	194,000
Deposits with banks	147,000	250,000	300,000	490,000
Total interest income	19,500,000	17,252,000	38,404,000	34,106,000
Interest Expense
Deposits	8,308,000	6,982,000	16,199,000	14,205,000
Short-term borrowings	284,000	168,000	525,000	329,000
FHLB advances	1,476,000	909,000	2,878,000	1,637,000
Total interest expense	10,068,000	8,059,000	19,602,000	16,171,000
Net Interest Income	9,432,000	9,193,000	18,802,000	17,935,000
Provision for loan losses	150,000	120,000	300,000	240,000
Net Interest Income After Provision
for Loan Losses	9,282,000	9,073,000	18,502,000	17,695,000
Other Income
Service charges on deposit accounts accounts	856,000	704,000	1,671,000	1,269,000
Trust fees	657,000	569,000	1,269,000	1,137,000
Net gain/(loss) on security sales	1,000	12,000	(36,000)	258,000
Net gain on loan sales	198,000	156,000	262,000	518,000
Other	466,000	620,000	838,000	998,000
Total other income	2,178,000	2,061,000	4,004,000	4,180,000
Other Expenses
Salaries and employee benefits	3,498,000	3,296,000	7,036,000	6,726,000
Occupancy	445,000	416,000	943,000	841,000
Equipment	623,000	580,000	1,291,000	1,139,000
Insurance	73,000	86,000	152,000	114,000
Advertising and public relations	99,000	208,000	284,000	386,000
Professional fees	513,000	399,000	1,050,000	779,000
Other taxes	91,000	128,000	219,000	284,000
Amortization of intangibles	283,000	277,000	566,000	553,000
Other	989,000	935,000	1,931,000	1,717,000
Total other expenses	6,614,000	6,325,000	13,472,000	12,539,000
Income Before Income Taxes	4,846,000	4,809,000	9,034,000	9,336,000
Federal income tax expense	1,535,000	1,546,000	2,891,000	2,968,000
Net Income	$ 3,311,000	$ 3,263,000	$ 6,143,000	$ 6,368,000

Comprehensive Income	$ 3,050,000	$ 961,000	$ 5,171,000	$ 3,269,000

Basic Earnings Per Share	$ 0.29	$ 0.28	$ 0.54	$ 0.54
Diluted Earnings Per Share	$ 0.29	$ 0.28	$ 0.54	$ 0.54
Dividends Declared	$ 0.14	$ 0.13	$ 0.29	$ 0.27

See accompanying notes to consolidated financial statements

SHORELINE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2000	1999

Net cash from operating activities	$ 7,503,000	$ 11,875,000

Cash flows from investing activities:
Net increase in loans	(39,810,000)	(15,031,000)
Securities available for sale:
Purchase	(23,554,000)	(43,388,000)
Proceeds from sales	3,973,000	5,945,000
Proceeds from maturities, calls and principal reductions	6,226,000	20,077,000
Securities held to maturity:
Purchase	(6,622,000)	0
Proceeds from maturities, calls and principal reductions	5,229,000	9,406,000
Premises and equipment expenditures	(2,445,000)	(533,000)
Net cash used in investing activities	(57,003,000)	(23,524,000)

Cash flows from financing activities:
Net increase (decrease) in deposits	36,603,000	(16,992,000)
Net increase in short-term borrowings	3,212,000	0
Proceeds from FHLB advances	50,000,000	33,000,000
Repayment of FHLB advances	(48,584,000)	(8,092,000)
Cash dividends paid	(3,252,000)	(3,227,000)
Proceeds from shares issued	638,000	660,000
Payments to retire common stock	(911,000)	(3,837,000)
Net cash from financing activities	37,706,000	1,512,000

Net change in cash and cash equivalents	(11,794,000)	(10,137,000)
Cash and cash equivalents at beginning of year	55,727,000	71,889,000
Cash and cash equivalents at June 30	$ 43,933,000	$ 61,752,000

Cash paid during the year for:
Interest	$ 19,570,000	$ 16,548,000
Income Taxes	$ 2,397,000	$ 1,650,0000

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

Note 2 - Non-Performing Assets

	June 30,
	2000	1999

Non-accrual loans	$6,560,000	$1,094,000
Restructured loans	0	0
Other real estate owned	179,000	193,000
Total non-performing loans	$6,739,000	$1,287,000

Note 3 - Allowance for Loan Losses

	June 30,
	2000	1999

Beginning balance	$7,984,000	$7,883,000
Provision charged against income	300,000	240,000
Recoveries	219,000	142,000
Loans charged off	(339,000)	(385,000)
Balance, end of period	$8,164,000	$7,880,000

At June 30, 2000, total loans considered impaired were $6,381,000 with an average for the quarter of approximately $6,833,000. At June 30, 1999, total loans considered impaired were $2,932,000 with an average for the quarter of approximately $3,101,000. The allowance for impaired loans was $1,589,000 and $1,466,000 at June 30, 2000 and 1999, respectively.

During the second quarter of 2000, one commercial loan relationship totaling $5.4 million became impaired. After analyzing the various components of the relationship and evaluating the fair value of the underlying collateral, it was determined that the $1.3 million identified portion of the allowance for loan losses covering this loan was sufficient. The process of measuring impaired loans, however, requires judgment and estimation, therefore, the eventual outcome may differ from the estimates used on this loan.

Note 4 - Common Stock and Earnings Per Share

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Basic earnings per share:
Net income available to common shareholders	$3,311,000	$3,263,000	$6,143,000	$6,368,000

Weighted average common shares outstanding	11,488,377	11,722,969	11,493,098	11,769,692
Less: Non-vested stock incentive plan shares	(34,494)	(49,329)	(34,494)	(49,329)
Weighted-average common shares outstanding
for basic earnings per share	11,453,883	11,673,640	11,458,604	11,720,363

Basic earnings per share	$0.29	$0.28	$0.54	$0.54

Diluted earnings per share:
Net income available to common shareholders	$3,311,000	$3,263,000	$6,143,000	$6,368,000

Weighted-average common shares outstanding
for basic earnings per share	11,453,883	11,673,640	11,458,604	11,720,363
Add: Dilutive effect of assumed exercise of
stock options	15,821	48,152	15,821	47,377
Add: Dilutive effect of non-vested stock
incentive plan shares	2,658	11,670	2,658	11,266
Weighted-average common and potentially
dilutive common shares outstanding	11,472,362	11,733,462	11,477,083	11,779,006

Diluted earnings per share	$0.29	$0.28	$0.54	$0.54

On May 4, 2000, the Board of Directors declared a five percent stock dividend for shareholders of record July 3, 2000. Distribution occurred on July 17, 2000. All per share information was restated to reflect the above-mentioned stock dividend.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected Shoreline's financial condition and results of operations during the periods specified in the condensed consolidated financial statements included earlier in this filing.

Results of Operations

Second quarter net income was $3,311,000, up 1.5% from the $3,263,000 earned during the same quarter last year. Diluted earnings per share were $.29, up from $.28 for the same quarter last year. For the first half of 2000, net income was $6,143,000, compared with $6,368,000 for 1999. Diluted earnings per share were $.54 for the first six months of 2000, level with the first six months of 1999.

The Corporation's return on equity ratio for the second quarters of 2000 and 1999 were 16.57% and 15.25%, respectively, and for the six-month periods of 2000 and 1999 were 15.49% and 14.85%. The return on equity ratio increase was due in part to the repurchase of 306,000 shares of common stock since July 1, 1999. The return on average assets ratio for the second quarter of 2000 was 1.27%, compared with last year's second quarter ratio of 1.36%, and for the six months the ratio was 1.19% and 1.34%, respectively.

Shoreline's net interest income on a fully taxable equivalent basis was $9.7 million, a 2.4% increase over the $9.5 million recorded for the second quarter of 1999. The net interest margin, annualized, was 3.99% for the second quarter of 2000 and 4.20% for the same quarter of 1999. Year to date, net interest income on a fully taxable equivalent basis was up 4.5% to $19.4 million and the net interest margin was 4.02%, down from last year's margin of 4.19%. Shoreline is liability sensitive and, as a result, as the interest rates rise, the rates paid on many of the Bank's deposit products rise as well. The yields earned on earning assets, however, increase at a slower pace due to contractual re-pricing. Since July 1, 1999, the federal funds rate increased 150 basis points to 6.50%. As a result, Shoreline's cost of interest-bearing liabilities increased 44 basis points for the first six months of 2000 over the prior period. The yields earned on earning assets, however, increased only 24 basis points over the same period resulting in the lower overall net interest margin.

Asset quality remained strong as demonstrated by the .03% annualized net charge-offs to average loans ratio reported for the first six months of 2000 compared with the .08% reported for the same period of 1999. However, non-performing assets as a percent of total assets increased to .99% at June 30, 2000 from .27% at June 30, 1999 due to the necessary reclassification of one large commercial credit in June. Additional information on non-performing assets and impaired loans is presented in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements presented earlier in this report. The allowance for loan losses to period end loans ratio declined to 1.10% from the 1.21% reported on June 30, 1999, due in part to growth in the loan portfolio, which was up 14.2%. During the first six months of 2000, the provision for loan losses was increased 25.0% to ensure adequate allowance for the increased loan balances.

Non-interest income for the second quarter of 2000, excluding a 1999 one-time gain of $198,000 from the sale of its credit card portfolio, increased 16.9% over the year ago quarter as service charges on deposit accounts and trust income were up 21.6% and 15.4%, respectively. Year to date, service charges on deposit accounts and trust income were up 31.7% and 11.6%. The increase in service charge income was primarily due to a 6.5% increase in deposits and a reduction of the number of waived service charges during the period. The increase in trust revenue was due to a larger client base aided by a Corporate-wide internal referral program.

Non-interest expense was up 4.6% for the quarter to quarter comparison. Year to date, non-interest expense was up 7.4% as a result of the Corporation's fourth quarter 1999 expansion activities into the Sister Lakes, Byron Center and Kalamazoo/Portage markets. Also contributing to the higher expense level were the Corporation's ongoing investments in technology. Total salary and benefits, the largest category within non-interest expense, was up 6.1% over last year's second quarter. Year to date, salary and benefits was up 4.6%. The increase in salary and benefits was due to normal merit increases and the additional staff needed to support the previously discussed expansion efforts.

Balance Sheet Changes

Total earning assets at June 30, 2000 were up $37.2 million from year-end as loans were up $39.7 million and investment securities were up $13.0 million. The increase in loans was mainly due to an additional $26.4 million in mortgage loans as a result of a second quarter $14 million bulk loan purchase and new production. Commercial loans and consumer loans increased $7.0 million and $6.3 million, respectively. Partially offsetting these increases were decreases in federal funds sold and interest bearing deposits.

Total deposits were up $36.6 million from year-end as a result of growth in Time Deposits greater than $100,000 (+$13.9 million), Demand Deposits (+$12.7 million) and Time Deposits less than or equal to $100,000 (+$7.9 million).

Over the same time period, Federal Home Loan Bank borrowings increased only $1.4 million, as the growth in deposits was sufficient to cover earning asset growth.

Liquidity and Capital Resources

The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customers' loan demand and deposit withdrawals. Shoreline's liquidity sources consist of securities available for sale, maturing loans and short term investments. Shoreline's liquidity is also supported by its core deposit base.

At June 30, 2000, shareholders' equity was $81.6 million compared with the $79.8 million recorded on December 31, 1999. The increase in shareholders' equity was mainly the result of net earnings retention.

The table below represents Shoreline's consolidated regulatory capital position as of June 30, 2000.

	Regulatory Minimum	Well-Capitalized	June 30, 2000

Risk based:

Tier 1 capital	4.00%	6.00%	11.14%
Total capital	8.00%	10.00%	12.39%
Tier 1 leverage	3.00%	5.00%	6.47%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in Shoreline's Form 10-K Annual Report for its fiscal year ended December 31, 1999, is incorporated herein by reference

Shoreline faces market risk to the extent that both earnings and the values of its financial instruments are affected by changes in interest rates. Shoreline manages this risk through simulation modeling. Throughout the first six months of 2000, the modeling results were within Shoreline's policy guidelines. Shoreline does not believe that there has been a material change in the nature of Shoreline's primary market risk exposures, including the categories of market risk to which Shoreline is exposed and the particular markets that present the primary risk of loss to Shoreline. As of the date of this Form 10-Q Quarterly Report, Shoreline does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of the Shareholders of Shoreline Financial Corporation held May 4, 2000, the following directors were duly elected and received the number of votes set opposite their names; Louis A. Desenberg (8,582,903), James R. Milroy (8,579,277), and Jeffery H. Tobian (8,529,891). The names of the director's whose term of office as a director continued after the meeting were Dan L. Smith, Thomas T. Huff, L. Richard Marzke, Robert L. Starks, Ronald L. Zile, Merlin J. Hanson, James E. LeBlanc, and James F. Murphy.

Also, at the May 4, 2000 meeting, the resolution to approve the Corporation's Stock Incentive Plan of 2000 was duly adopted with 7,530,906 shares voted for, 942,091 shares voted against and 310,981 shares voted to abstain.

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

4

Long term debt. Shoreline has outstanding long term debt, which at the time of this report does not exceed 10% of Shoreline's total consolidated assets. Shoreline agrees to furnish copies of the agreements defining the rights of holders of such long-term indebtedness to the Securities and Exchange Commission upon request.

11	Statement Regarding Computation of Earnings per Common Share. The computation of earnings per share is described in Note 4 of the Notes to the Condensed Consolidated Financial Statements.

15	Awareness Letter Regarding Unaudited Interim Financial Information.

27	Financial Data Schedule for the Six Months Ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORELINE FINANCIAL CORPORATION (Registrant)

Date August 11, 2000	By/s/Dan L. Smith Dan L. Smith Chairman and Chief Executive Officer

Date August 11, 2000	By/s/Wayne R. Koebel Wayne R. Koebel Executive Vice President, Chief Financial Oficer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to Shoreline's Quarterly Report on Form 10-Q for the period ended June 30, 1998. Herein incorporated by reference.

3.2	By-laws. Previously filed as Exhibit 3(b) to Shoreline's Form S-1 Registration Statement filed March 23, 1990. Herein incorporated by reference.

4

Long term debt. Shoreline has outstanding long term debt, which at the time of this report does not exceed 10% of Shoreline's total consolidated assets. Shoreline agrees to furnish copies of the agreements defining the rights of holders of such long-term indebtedness to the Securities and Exchange Commission upon request.

11	Statement Regarding Computation of Earnings per Common Share. The computation of earnings per share is described in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

15	Awareness Letter Regarding Unaudited Interim Financial Information

27	Financial Data Schedule for the Six Months Ended June 30, 2000.