Form 10-Q
period 2000-09-30
SHORELINE FINANCIAL CORP
filed 2000-11-13
CIK 822697

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO_____________.

Commission File No. 0-16444

SHORELINE FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2758932 (I.R.S. Employer Identification No.)

823 Riverview Drive Benton Harbor, MI (Address of Principal Executive Offices)	49022 (Zip Code)

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

As of October 31, 2000 there were 11,535,178 issued and outstanding shares of the Registrant's Common Stock.

SHORELINE FINANCIAL CORPORATION
FORM 10-Q
INDEX

		Page Number

FORWARD-LOOKING STATEMENTS		2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Report of Independent Accountants	3

	Condensed Consolidated Balance Sheets, September 30, 2000 and December 31, 1999	4

	Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2000 and 1999	5

	Condensed Consolidated Statements of Cash Flows, Nine months ended September 30, 2000 and 1999	6

	Notes to Condensed Consolidated Financial Statements	7-8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-11

Item 3	Quantitative and Qualitative Disclosures about Market Risk	11

PART II. OTHER INFORMATION

Item 4	Exhibits and Reports on Form 8-K	12

SIGNATURES	13

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
Shoreline Financial Corporation
Benton Harbor, Michigan

We have reviewed the condensed consolidated balance sheet of Shoreline Financial Corporation as of September 30, 2000, and the related condensed consolidated statements of income and comprehensive income for the quarter and year-to-date periods ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the year-to-date periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

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

Crowe, Chizek and Company LLP

South Bend, Indiana
November __, 2000

SHORELINE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2000	December 31, 1999
Assets
Cash and due from banks	$34,979,000	$35,002,000
Interest-earning deposits	500,000	11,125,000
Federal funds sold	14,900,000	9,600,000
Total cash and cash equivalents	50,379,000	55,727,000
Securities available for sale (carried at fair value)	212,814,000	201,871,000
Securities held to maturity (fair values of $21,795,000
and $17,871,000, respectively)	21,542,000	17,716,000
Loans:
Commercial	341,366,000	328,904,000
Mortgage	295,273,000	259,160,000
Consumer	123,301,000	114,489,000
Total loans	759,940,000	702,553,000
Less allowance for loan losses	8,174,000	7,984,000
	751,766,000	694,569,000
Premises and equipment, net	16,606,000	15,238,000
Intangible assets, net	13,457,000	14,297,000
Other assets	12,521,000	13,818,000
Total Assets	$1,079,085,000	$1,013,236,000

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$107,132,000	$96,592,000
Interest-bearing	737,898,000	696,362,000
Total deposits	845,030,000	792,954,000
Securities sold under agreements to repurchase	28,636,000	20,879,000
Federal Home Loan Bank (FHLB) Advances	113,228,000	110,825,000
Other liabilities	6,726,000	8,761,000
Total Liabilities	993,620,000	933,419,000
Shareholders' Equity
Preferred stock, no par value; 1,000,000 shares authorized;
none issued or outstanding	0	0
Common stock; 15,000,000 shares authorized;
11,535,178 and 11,535,695 issued and outstanding
at September 30, 2000 and December 31, 1999, respectively	0	0
Additional paid-in capital	68,772,000	61,554,000
Unearned stock incentive plan shares	(567,000)	(723,000)
Accumulated other comprehensive loss	(2,860,000)	(3,845,000)
Retained earnings	20,120,000	22,831,000
Total Shareholders' Equity	85,465,000	79,817,000
Total Liabilities and Shareholders' Equity	$1,079,085,000	$1,013,236,000

See accompanying notes to condensed consolidated financial statements.

SHORELINE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Interest Income
Loans, including fees	$16,032,000	$13,835,000	$45,966,000	$40,405,000

Securities:
Taxable	3,632,000	3,191,000	10,473,000	9,160,000
Tax-exempt	407,000	404,000	1,219,000	1,287,000
Federal funds sold	399,000	96,000	916,000	290,000
Deposits with banks	144,000	260,000	444,000	750,000
Total interest income	20,614,000	17,786,000	59,018,000	51,892,000
Interest Expense
Deposits	8,914,000	7,143,000	25,113,000	21,348,000
Short-term borrowings	369,000	196,000	894,000	526,000
FHLB advances	1,850,000	1,122,000	4,728,000	2,758,000
Total interest expense	11,133,000	8,461,000	30,735,000	24,632,000
Net Interest Income	9,481,000	9,325,000	28,283,000	27,260,000
Provision for loan losses	150,000	120,000	450,000	360,000
Net Interest Income After Provision
for Loan Losses	9,331,000	9,205,000	27,833,000	26,900,000
Other Income
Service charges on deposit accounts	912,000	697,000	2,583,000	1,966,000
Trust fees	643,000	598,000	1,912,000	1,735,000
Net gain/(loss) on security sales	0	47,000	(36,000)	305,000
Net gain on loan sales	151,000	120,000	413,000	638,000
Other	426,000	511,000	1,264,000	1,509,000
Total other income	2,132,000	1,973,000	6,136,000	6,153,000
Other Expenses
Salaries and employee benefits	3,677,000	3,383,000	10,713,000	10,109,000
Occupancy	459,000	444,000	1,402,000	1,284,000
Equipment	680,000	592,000	1,971,000	1,731,000
Insurance	84,000	76,000	236,000	190,000
Advertising and public relations	81,000	269,000	365,000	655,000
Professional fees	312,000	394,000	1,362,000	1,172,000
Other taxes	71,000	128,000	290,000	412,000
Amortization of intangibles	274,000	281,000	840,000	834,000
Other	997,000	869,000	2,928,000	2,587,000
Total other expenses	6,635,000	6,436,000	20,107,000	18,974,000
Income Before Income Taxes	4,828,000	4,742,000	13,862,000	14,079,000
Federal income tax expense	1,526,000	1,514,000	4,417,000	4,482,000
Net Income	$3,302,000	$3,228,000	$9,445,000	$9,597,000

Comprehensive Income	$5,259,000	$2,199,000	$10,430,000	$5,468,000

Basic Earnings Per Share	$0.28	$0.28	$0.82	$0.82
Diluted Earnings Per Share	$0.28	$0.28	$0.82	$0.82
Dividends Declared	$0.15	$0.14	$0.44	$0.42

See accompanying notes to consolidated financial statements

SHORELINE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2000	1999

Net cash from operating activities	$10,723,000	$15,112,000

Cash flows from investing activities:
Net increase in loans	(57,647,000)	(44,820,000)
Securities available for sale:
Purchase	(27,544,000)	(60,385,000)
Proceeds from sales	3,973,000	15,945,000
Proceeds from maturities, calls and principal reductions	11,936,000	28,604,000
Securities held to maturity:
Purchase	(6,622,000)	0
Proceeds from maturities, calls and principal reductions	5,229,000	9,655,000
Premises and equipment expenditures	(2,699,000)	(2,151,000)
Net cash (paid)/received in acquisitions	0	(45,000)
Net cash used in investing activities	(73,374,000)	(53,587,000)

Cash flows from financing activities:
Net increase (decrease) in deposits	52,076,000	(524,000)
Net increase in short-term borrowings	7,757,000	2,531,000
Proceeds from FHLB advances	60,000,000	45,000,000
Repayment of FHLB advances	(57,597,000)	(3,406,000)
Dividends paid	(4,980,000)	(4,884,000)
Proceeds from shares issued	960,000	1,022,000
Payments to retire common stock	(913,000)	(8,691,000)
Net cash from financing activities	57,303,000	31,048,000

Net change in cash and cash equivalents	(5,348,000)	(7,427,000)
Cash and cash equivalents at beginning of year	55,727,000	71,889,000
Cash and cash equivalents at September 30	$50,379,000	$64,462,000

Cash paid during the year for:
Interest	$30,340,000	$24,938,000
Income Taxes	$4,097,000	$2,050,000

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

Note 2 -- Non-Performing Assets

	September 30,
	2000	1999

Non-accrual loans	$6,248,000	$1,296,000
Restructured loans	0	0
Other real estate owned	295,000	157,000
Total non-performing loans	$6,543,000	$1,453,000

Note 3 -- Allowance for Loan Losses

	September 30,
	2000	1999

Beginning balance	$7,984,000	$7,883,000
Provision charged against income	450,000	360,000
Recoveries	298,000	194,000
Loans charged off	(558,000)	(544,000)
Balance, end of period	$8,174,000	$7,893,000

At September 30, 2000, total loans considered impaired were $5,300,000 with an average for the quarter of approximately $5,841,000. At September 30, 1999, total loans considered impaired were $1,824,000 with an average for the quarter of approximately $2,378,000. The allowance for impaired loans was $1,304,000 and $912,000 at September 30, 2000 and 1999, respectively.

During the second quarter of 2000, one commercial loan relationship then totaling $5.4 million became impaired and was placed on non-accrual status. Subsequent payments reduced the balance to $4.9 million at September 30, 2000. After analyzing the various components of the relationship and evaluating the fair value of the underlying collateral, it was determined that the $1.2 million identified portion of the allowance for loan losses covering this loan was sufficient.

The process of measuring impaired loans, however, requires judgment and estimation, therefore, the eventual outcome may differ from the estimates used on this loan.

Note 4 -- Common Stock and Earnings Per Share

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations is presented below.

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Basic earnings per share:
Net income available to common shareholders	$3,302,000	$3,228,000	$9,445,000	$9,597,000

Weighted average common shares outstanding	11,515,625	11,625,690	11,500,631	11,729,963
Less: Non-vested stock incentive plan shares	(30,710)	(45,493)	(30,710)	(45,493)
Weighted-average common shares outstanding
for basic earnings per share	11,484,915	11,580,197	11,469,921	11,684,470

Basic earnings per share	$0.28	$0.28	$0.82	$0.82

Diluted earnings per share:
Net income available to common shareholders	$3,302,000	$3,228,000	$9,445,000	$9,597,000

Weighted-average common shares outstanding
for basic earnings per share	11,484,915	11,580,197	11,469,921	11,684,470
Add: Dilutive effect of assumed exercise of
Stock options	15,003	47,266	15,003	47,266
Add: Dilutive effect of non-vested stock
Incentive plan shares	1,925	10,397	1,925	10,397
Weighted-average common and potentially
dilutive common shares outstanding	11,501,843	11,637,860	11,486,849	11,742,133

Diluted earnings per share	$0.28	$0.28	$0.82	$0.82

On May 4, 2000, the Board of Directors declared a five-percent stock dividend for shareholders of record July 3, 2000. Distribution occurred on July 17, 2000. All per share information was restated to reflect the above-mentioned stock dividend.

Note 5- - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133), subsequently amended by SFAS No. 137 and 138, which the company is required to adopt effective January 1, 2001. SFAS 133 will require the company to record all derivatives on the balance sheet at fair value. Changes in derivative fair value will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the company does not believe the effect of adopting SFAS 133 will be material to its financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected Shoreline's financial condition and results of operations during the periods specified in the condensed consolidated financial statements included earlier in this filing.

Results of Operations

Third quarter net income was $3,302,000, up 2.3% from the $3,228,000 earned during the same quarter last year. Diluted earnings per share were $.28 the same as the prior year quarter. For the first half of 2000, net income was $9,445,000, compared with $9,597,000 for 1999. Diluted earnings per share were $.82 for the first nine months of 2000, level with the first nine months of 1999.

The Corporation's return on equity ratio for the third quarters of 2000 and 1999 were 15.81% and 15.48%, respectively, and for the nine month periods of 2000 and 1999 were 15.64% and 15.06%. The return on equity ratio increase was due in part to the repurchase of 132,000 shares of common stock since October 1, 1999. The return on average assets ratio for the third quarter of 2000 was 1.21%, compared with last year's third quarter ratio of 1.30%, and for the nine months was 1.20% and 1.33%, respectively.

Shoreline's net interest income on a fully taxable equivalent basis was $9.8 million, a 2.1% increase over the $9.6 million recorded for the third quarter of 1999. The net interest margin, annualized, was 3.86% for the third quarter of 2000 and 4.19% for the same quarter of 1999. Year to date, net interest income on a fully taxable equivalent basis was up 3.6% to $29.1 million and the net interest margin was 3.96%, down from last year's margin of 4.19%. Shoreline is liability sensitive and as a result as interest rates rise, the rates paid on many of the Corporation's deposit products rise as well. The yields earned on earning assets, however, increase at a slower pace due to contractual re-pricing. Since October 1, 1999, the federal funds rate increased 125 basis points to 6.50%. As a result, Shoreline's cost of interest-bearing liabilities increased 56 basis points for the first nine months of 2000 over the prior period. The yields earned on earning assets, however, increased only 29 basis points over the same period resulting in the lower overall net interest margin.

Asset quality remained strong as demonstrated by the .05% annualized net charge-offs to average loans ratio reported for the first nine months of 2000 compared with the .07% reported for the same period of 1999. However, non-performing loans as a percent of total loans increased to 1.01% at September 30, 2000 from .27% at September 30, 1999 due to the necessary reclassification of one large commercial credit in June 2000. Additional information on non-performing assets and impaired loans is presented in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements presented earlier in this report. The allowance for loan losses to period end loans ratio declined to 1.08% from the 1.16% reported on September 30, 1999, due in part to growth in the loan portfolio, which was up 11.8%. During the first nine months of 2000, the provision for loan losses was increased 25.0% to ensure adequate allowance for the increased loan balances.

Non-interest income for the third quarter of 2000 increased 8.2% over the year ago quarter, to $2,132,000, as service charges on deposit accounts and gains on the sale of mortgages were up 30.7% and 25.8%, respectively. Year to date, service charges on deposits and trust income were up 31.3% and 10.2%. The increase in service charge income was primarily due to a 5.4% increase in average deposits, an increase in the fee levels charged, and a reduction to the number of waived service charges during the period. The increase in trust revenue was due to a larger client base aided by a corporate-wide internal referral program.

Non-interest expense was up 3.1% for the quarter to quarter comparison. Year to date, non-interest expense was up 6.0% largely as a result of the Corporation's fourth quarter 1999 expansion activities into the Sister Lakes, Byron Center and Kalamazoo/Portage markets. Also contributing to the higher expense level were the Corporation's ongoing investments in technology. Total salary and benefits, the largest category within non-interest expense was up 8.7% over last year's third quarter. Year to date, salary and benefits was up 6.0%. The increase in salary and benefits was due to normal merit increases and the additional staff needed to support the aforementioned expansion efforts.

Balance Sheet Changes

Total earning assets at September 30, 2000 were up $66.8 million from year-end as loans were up $57.4 million and investment securities were up $14.8 million. The increase in loans was mainly due to an additional $36.1 million in mortgage loans, the result of $22 million in bulk loan purchases during the second and third quarters and new production. Commercial loans and consumer loans increased $12.6 million and $8.8 million, respectively.

Total deposits were up $52.1 million from year-end as a result of growth in Super NOW Deposits (+$19.1 million), Time Deposits greater than $100,000 (+$17.2 million), Time Deposits less than or equal to $100,000 (+$13.4 million) and Demand Deposits (+$10.5 million).

Other borrowed funds increased $10.1 million as commercial repurchase agreements increased $7.7 million while Federal Home Loan Bank borrowings were up $2.4 million.

Liquidity and Capital Resources

The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customers' loan demand and deposit withdrawals. Shoreline's liquidity sources consist of securities available for sale, maturing loans and short term investments. Shoreline's liquidity is also supported by its core deposit base.

At September 30, 2000, shareholders' equity was $85.5 million compared with the $79.8 million recorded on December 31, 1999. The increase in shareholders' equity was mainly the result of net earnings retention.

The table below represents Shoreline's consolidated regulatory capital position as of September 30, 2000.

	Regulatory Minimum	Well-Capitalized	September 30, 2000

Risk based:

Tier 1 capital	4.00%	6.00%	11.15%
Total capital	8.00%	10.00%	12.37%
Tier 1 leverage	3.00%	5.00%	6.99%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in Shoreline's Form 10-K Annual Report for its fiscal year ended December 31, 1999, is incorporated herein by reference

Shoreline faces market risk to the extent that both earnings and the values of its financial instruments are affected by changes in interest rates. Shoreline manages this risk through simulation modeling. Throughout the first nine months of 2000, the modeling results were within Shoreline's policy guidelines. Shoreline does not believe that there has been a material change in the nature of Shoreline's primary market risk exposures, including the categories of market risk to which Shoreline is exposed and the particular markets that present the primary risk of loss to Shoreline. As of the date of this Form 10-Q Quarterly Report, Shoreline does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

PART II. OTHER INFORMATION

Item 4. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to Shoreline's Quarterly Report on Form 10-Q for the period ended June 30, 1998. Herein incorporated by reference.

3.2	By-laws. Previously filed as Exhibit 3(b) to Shoreline's Form S-1 Registration Statement filed March 23, 1990. Herein incorporated by reference.

4

Long term debt. Shoreline has outstanding long term debt, which at the time of this report does not exceed 10% of Shoreline's total consolidated assets. Shoreline agrees to furnish copies of the agreements defining the rights of holders of such long-term indebtedness to the Securities and Exchange Commission upon request.

11	Statement Regarding Computation of Earnings per Common Share. The computation of earnings per share is described in Note 4 of the Notes to the Condensed Consolidated Financial Statements.

15	Awareness Letter Regarding Unaudited Interim Financial Information.

27	Financial Data Schedule for the Nine Months Ended September 30, 2000.

(b)	Reports on Form 8-K.

Date of event reported	Items reported
August 21, 2000	5, 7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORELINE FINANCIAL CORPORATION (Registrant)

Date	/s/ Dan L. Smith
Dan L. Smith Chairman and Chief Executive Officer

Date	/s/ Wayne R. Koebel
Wayne R. Koebel Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to Shoreline's Quarterly Report on Form 10-Q for the period ended June 30, 1998. Herein incorporated by reference.

3.2	By-laws. Previously filed as Exhibit 3(b) to Shoreline's Form S-1 Registration Statement filed March 23, 1990. Herein incorporated by reference.

4

Long term debt. Shoreline has outstanding long term debt, which at the time of this report does not exceed 10% of Shoreline's total consolidated assets. Shoreline agrees to furnish copies of the agreements defining the rights of holders of such long-term indebtedness to the Securities and Exchange Commission upon request.

11	Statement Regarding Computation of Earnings per Common Share. The computation of earnings per share is described in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

15	Awareness Letter Regarding Unaudited Interim Financial Information

27	Financial Data Schedule for the Nine Months Ended September 30, 2000.